Form 10-Q
period 1998-09-30
LANDAIR CORP
filed 1998-11-16
CIK 1065932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1998
                          Commission File No. 000-24615



                               LANDAIR CORPORATION
             (Exact name of registrant as specified in its charter)


                TENNESSEE                               62-1743549
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

            430 AIRPORT ROAD
         GREENEVILLE, TENNESSEE                            37745
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (423) 636-7000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES               NO  X
                              -----            -----



The number of shares outstanding of the registrant's common stock, $.01 par value, as of November 6, 1998 was 6,293,542.

                                TABLE OF CONTENTS

                               LANDAIR CORPORATION



                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
             September 30, 1998 and December 31, 1997                        3

         Condensed Consolidated Statements of Income -
             Three and nine months ended September 30, 1998 and 1997         4

         Condensed Consolidated Statements of Cash Flows -
             Nine months ended September 30, 1998 and 1997                   5

         Notes to Condensed Consolidated Financial Statements -
             September 30, 1998                                              6

ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   9

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  15

ITEM 2.  Changes in Securities                                              15

ITEM 3.  Defaults Upon Senior Securities                                    15

ITEM 4.  Submission of Matters to a Vote of Security Holders                15

ITEM 5.  Other Information                                                  15

ITEM 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16

EXHIBIT INDEX                                                               17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               Landair Corporation
                      Condensed Consolidated Balance Sheets


                                                                               September 30,     December 31,
                                                                                   1998              1997
                                                                              ---------------------------------
                                                                                (Unaudited)         (Note)
                                                                              (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                                     $ 6,032          $   614
    Accounts receivable, less allowance of $309 in 1998 and $175 in 1997           11,597           11,100
    Other current assets                                                            5,192            4,620
    Receivable from Forward Air Corporation                                            --           17,447
                                                                                  ------------------------
Total current assets                                                               22,821           33,781

Property and equipment                                                             94,308           95,590
Less accumulated depreciation and amortization                                     32,064           32,178
                                                                                  ------------------------
                                                                                   62,244           63,412

Other assets                                                                           39               15
                                                                                  ------------------------
Total assets                                                                      $85,104          $97,208
                                                                                  ========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $ 6,001          $ 5,877
    Accrued expenses                                                                9,834           12,039
    Current portion of long-term debt                                               3,428           10,495
    Current portion of capital lease obligations                                    1,746            2,950
                                                                                  ------------------------
Total current liabilities                                                          21,009           31,361

Long-term debt, less current portion                                                7,972           12,839
Capital lease obligations, less current portion                                        --            1,312
Deferred income taxes                                                              11,802           12,138

Shareholders' equity:
    Preferred stock                                                                    --               --
    Common stock, $.01 par value:
       Authorized shares - 45,000,000
       Issued and outstanding shares - 6,293,542 in 1998 and -- in 1997                63               --
    Additional paid-in capital                                                     44,191               --
    Retained earnings                                                                  67               --
    Shareholder's investment                                                           --           39,558
                                                                                  ------------------------
Total shareholders' equity                                                         44,321           39,558
                                                                                  ------------------------
Total liabilities and shareholders' equity                                        $85,104          $97,208
                                                                                  ========================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                               Landair Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                      Three months ended                    Nine months ended
                                               --------------------------------      --------------------------------
                                               September 30,      September 30,      September 30,      September 30,
                                                   1998               1997               1998               1997
                                               --------------------------------      --------------------------------
                                                                (In thousands, except per share data)
Operating revenue
  Forward Air, Inc.                              $  1,339           $  1,811           $  4,268           $  4,386
  Other                                            26,306             21,556             74,920             61,607
                                                 ---------------------------           ---------------------------
                                                   27,645             23,367             79,188             65,993

Operating expenses:
  Salaries, wages and employee benefits             9,228              7,887             26,177             21,793
  Purchased transportation                          6,893              5,336             19,388             15,605
  Fuel and fuel taxes                               3,010              2,723              8,969              8,049
  Depreciation and amortization                     2,349              2,069              6,965              6,165
  Insurance and claims                              1,213              1,410              4,170              4,953
  Operating leases                                    252                166                681                422
  Other operating expenses                          2,982              2,522              8,027              6,783
                                                 ---------------------------           ---------------------------
                                                   25,927             22,113             74,377             63,770
                                                 ---------------------------           ---------------------------
Income from operations                              1,718              1,254              4,811              2,223
Other income (expense):
  Interest expense                                   (458)              (453)            (1,382)            (1,386)
  Other, net                                           18                 34                 44                (36)
                                                 ---------------------------           ---------------------------
                                                     (440)              (419)            (1,338)            (1,422)

Income before income taxes                          1,278                835              3,473                801
Income taxes                                          481                269              1,331                258
                                                 ---------------------------           ---------------------------
Net income                                       $    797           $    566           $  2,142           $    543
                                                 ===========================           ===========================

Pro forma income per share:
  Basic                                          $    .13           $    .09           $    .34           $    .09
                                                 ===========================           ===========================
  Diluted                                        $    .13           $    .09           $    .34           $    .09
                                                 ===========================           ===========================


See notes to condensed consolidated financial statements.

                               Landair Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                       Nine months ended
                                                                --------------------------------
                                                                September 30,      September 30,
                                                                    1998               1997
                                                                -------------      -------------
                                                                         (In thousands)
Cash provided by operations                                       $ 23,968           $ 12,433

Investing activities:
Proceeds from disposal of property and equipment                     2,637                980
Purchases of property and equipment                                (15,582)            (8,188)
Other                                                                  (24)                 7
                                                                  --------           --------
                                                                   (12,969)            (7,201)

Financing activities:
Proceeds from long-term debt                                        11,529                653
Payments of long-term debt                                         (20,825)            (5,216)
Payments of capital lease obligations                               (1,285)              (637)
Contribution of capital by Forward Air Corporation                   5,000                 --
                                                                  --------           --------
                                                                    (5,581)            (5,200)

Increase in cash and cash equivalents                             $  5,418           $     32
                                                                  ========           ========

Non-cash transaction -
   Contribution of net assets to Forward Air Corporation          $ (2,379)          $     --
                                                                  ========           ========


See notes to condensed consolidated financial statements.

                               Landair Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited condensed combined financial statements for periods subsequent to September 23, 1998 include the accounts of Landair Corporation and its subsidiaries ("the Company"). The accompanying unaudited condensed consolidated financial statements for periods through September 23, 1998 include the accounts comprising the truckload operations of Forward Air Corporation ("Forward Air" formerly known as Landair Services, Inc.), and are based on historical amounts included in the consolidated financial statements of Forward Air. The Company is an irregular route, high-service truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. The Company provides dry van common carrier and dedicated contract carriage for shippers of a variety of products in the medium- and short-haul markets. All significant intercompany transactions and accounts have been eliminated in consolidation.

On July 9, 1998, the Board of Directors of Forward Air authorized the separation of Forward Air into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off"). The Spin-off was effected on September 23, 1998 through the distribution to shareholders of Forward Air of all the outstanding stock of a new truckload holding company, Landair Corporation. Pursuant to the Spin-off, the common stock of Landair Corporation was distributed on a pro rata basis of one share of Landair Corporation common stock for every one share of Forward Air common stock held. Effective with the Spin-off, Landair Corporation is the legal entity that owns and operates the truckload operations through its operating subsidiaries, and Forward Air is the legal entity that will continue to own and operate the deferred air freight operations through its operating subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation Form 10/A as filed with the Securities and Exchange Commission on September 2, 1998.

                               Landair Corporation

                                   (Unaudited)


2. ACCOUNTING PRONOUNCEMENT

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company has no items of other comprehensive income to be reported under the provisions of Statement No. 130.

3. PRO FORMA EARNINGS PER SHARE

The following table sets forth the computation of pro forma basic and diluted earnings per share. Earnings per share are presented on a pro forma basis to reflect the 6,293,542 share issuance of common stock as a result of the Spin-off of Landair Corporation (see Note 1) as if the Spin-off had occurred on January 1, 1997:


                                                           Three months ended              Nine months ended
                                                       -------------------------       -------------------------
                                                       Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                         1998            1997            1998            1997
                                                       ---------       ---------       ---------       ---------
                                                                 (in thousands, except per share data)
Numerator:
  Numerator for pro forma basic and
    diluted earnings per share - net
    income                                              $  797          $  566          $2,142          $  543

Denominator:
  Denominator for pro forma basic
    earnings per share - weighted-average
    shares                                               6,294           6,294           6,294           6,294
  Effect of dilutive stock options                           2              --               1              --
                                                        ------          ------          ------          ------
  Denominator for pro forma diluted
    earnings per share - adjusted
    weighted-average shares                              6,296           6,294           6,295           6,294
                                                        ======          ======          ======          ======
Pro forma basic earnings per share                      $  .13          $  .09          $  .34          $  .09
                                                        ======          ======          ======          ======
Pro forma diluted earnings per share                    $  .13          $  .09          $  .34          $  .09
                                                        ======          ======          ======          ======

Securities that could potentially dilute basic
  income per share in the future that
  were not included in the computation of
  diluted income per share because to do
  so would have been antidilutive for the
  periods presented                                          8              --               8              --
                                                        ======          ======          ======          ======

                               Landair Corporation

                                   (Unaudited)


4. LONG-TERM DEBT

Effective with the Spin-off of Landair Corporation from Forward Air Corporation on September 23, 1998, the Company entered into a $15.0 million working capital line of credit facility and a $10.0 million equipment financing facility with a Tennessee bank which expires in August 2000. Interest rates for advances under the facilities vary from LIBOR plus 1.0% to 1.6% based on covenants related to total indebtedness, cash flows, results of operations and other ratios. Accounts receivable and certain revenue equipment secure the facilities. Outstanding letters of credit reduce availability under the working capital line of credit facility. As of September 30, 1998, the Company had no borrowings and $6.4 million of letters of credit outstanding under the working capital line of credit facility and no borrowings outstanding under the equipment financing facility.

The agreements contain, among other things, restrictions that require the Company to maintain certain levels of net worth and other financial ratios. The Company was in compliance with these covenants at September 30, 1998.

5. SHAREHOLDERS' EQUITY

Prior to the Spin-off, Forward Air Corporation made a $5.0 million contribution of capital in the form of cash to Landair Corporation. In addition, the Company contributed to Forward Air Corporation approximately $2.4 million of net assets related to the Forward Air operations.

6. INCOME TAXES

For the three and nine months ended September 30, 1998 and 1997, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

7. CONTINGENCIES

The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involve claims for personal injury and property damage incurred in connection with the transportation of freight. Management believes none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                            Three months ended                 Nine months ended
                                      ------------------------------    ------------------------------
                                      September 30,    September 30,    September 30,    September 30,
                                           1998             1997             1998             1997
                                      ------------------------------    ------------------------------
Operating revenue:
   Forward Air, Inc.                        4.8%             7.8%             5.4%             6.7%
   Other                                   95.2             92.2             94.6             93.3
                                          ----------------------            ----------------------
                                          100.0            100.0            100.0            100.0

Operating expenses:
   Salaries, wages and employee
     benefits                              33.4             33.8             33.1             33.0
   Purchased transportation                24.9             22.8             24.4             23.7
   Fuel and fuel taxes                     10.9             11.6             11.3             12.2
   Depreciation and amortization            8.5              8.9              8.8              9.3
   Insurance and claims                     4.4              6.0              5.3              7.5
   Operating leases                         0.9              0.7              0.9              0.6
   Other operating expenses                10.8             10.8             10.1             10.3
                                          ----------------------            ----------------------
                                           93.8             94.6             93.9             96.6
Income from operations                      6.2              5.4              6.1              3.4
Other income (expense):
   Interest expense                        (1.7)            (1.9)            (1.8)            (2.1)
   Other, net                               0.1              0.1              0.1             (0.1)
                                          ----------------------            ----------------------
                                           (1.6)            (1.8)            (1.7)            (2.2)
                                          ----------------------            ----------------------
Income before income taxes                  4.6              3.6              4.4              1.2
Income taxes                                1.7              1.2              1.7              0.4
                                          ----------------------            ----------------------
Net income                                  2.9%             2.4%             2.7%             0.8%
                                          ======================            ======================

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Operating revenue increased by $4.3 million, or 18.4%, to $27.6 million in the third quarter of 1998 from $23.4 million in 1997. The increase in the operating revenue resulted primarily from a 21.2% increase in tractors in service in the third quarter of 1998. During the 1997 period, the Company benefited from the disruption to the national transportation system brought about by the United Parcel Service strike which resulted in additional business for the Company and contributed approximately $500,000 of additional revenue during the third quarter of 1997. During the third quarter of 1998 and 1997, the average tractors in service, including owner-operators, were 841 and 694, respectively.

The operating ratio (operating expenses as a percentage of operating revenue) was 93.8% for the third quarter of 1998 compared to 94.6% for 1997.

Salaries, wages and employee benefits were 33.4% of operating revenue in the third quarter of 1998 compared to 33.8% in 1997. The decrease as a percentage of operating revenue in the third quarter of 1998 was due primarily to a decrease in the ratio of Company-operated to owner-operator equipment. During the third quarter of 1998, average Company-operated tractors in service were 583 compared to 507 in 1997.

Purchased transportation was 24.9% of operating revenue in the third quarter of 1998 compared to 22.8% in 1997. The increase in purchased transportation as a percentage of operating revenue between periods was primarily attributable to an increase in the ratio of owner-operator to Company-operated equipment in the third quarter of 1998. During the third quarter of 1998 and 1997, approximately 258 and 187 of the Company's average tractors in service were contracted through owner-operators.

Fuel and fuel taxes were 10.9% of operating revenue in the third quarter of 1998 compared to 11.6% in 1997. The decrease in fuel and fuel taxes as a percentage of operating revenue during the third quarter of 1998 resulted from a 4.8% decrease in the average fuel price per gallon coupled with a 3.9% increase in the average miles per gallon. The decrease in fuel and fuel taxes was also partially attributed to a decrease in the ratio of Company drivers to owner-operators in the third quarter of 1998.

Depreciation and amortization expense as a percentage of operating revenue was 8.5% in the third quarter of 1998 compared to 8.9% in 1997. The decrease in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in the ratio of Company drivers to owner-operators in the third quarter of 1998.

Insurance and claims were 4.4% operating revenue in the third quarter of 1998 compared to 6.0% in 1997. The improvement in insurance and claims expense is due primarily to a decrease in the frequency and severity of accidents and lower premium costs during the third quarter of 1998 compared with 1997.

Operating leases were 0.9% of operating revenue in the third quarter of 1998 compared to 0.7% in 1997. The increase in operating leases as a percentage of operating revenue is attributed to an increase in rent expense for computer hardware and software during the period.

Other operating expenses, a large component of which relates to equipment maintenance, were 10.8% of operating revenue in the third quarter of 1998 and 1997.

Interest expense was $458,000, or 1.7%, of operating revenue in the third quarter of 1998 compared to $453,000, or 1.9%, in 1997.

The combined federal and state effective tax rate for the third quarter of 1998 was 37.6% compared to 32.2% for 1997.

As a result of the foregoing factors, net income increased by $231,000, or 40.8%, to $797,000 for the third quarter of 1998 from $566,000 in 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Operating revenue increased by $13.2 million, or 20.0%, to $79.2 million in the first nine months of 1998 from $66.0 million in 1997. The increase in the operating revenue resulted primarily from a 17.0% increase in tractors in service and a 3.0% increase in equipment utilization during the first nine months of 1998 compared to 1997. During the first nine months of 1998 and 1997, the average tractors in service, including owner-operators, were 806 and 689, respectively.

The operating ratio (operating expenses as a percentage of operating revenue) was 93.9% for the first nine months of 1998 compared to 96.6% for 1997. The improved operating ratio was due primarily to a lower operating cost structure resulting from an increase in equipment utilization and additional tractors in service during the period.

Salaries, wages and employee benefits were 33.1% of operating revenue in the first nine months of 1998 compared to 33.0% in 1997. The increase as a percentage of operating revenue in 1998 was due primarily to an increase in employee benefit costs during the first nine months of 1998 compared to 1997, partially offset by a decrease in the ratio of Company-operated to owner-operator equipment. During the first nine months of 1998, average Company-operated tractors in service were 571 compared to 495 in 1997.

Purchased transportation was 24.4% of operating revenue in the first nine months of 1998 compared to 23.7% in 1997. The increase in purchased transportation as a percentage of operating revenue between periods was primarily attributable to an increase in the ratio of owner-operator to Company-operated equipment in 1998. During the first nine months of 1998 and 1997, approximately 235 and 194 of the Company's average tractors in service were contracted through owner-operators.

Fuel and fuel taxes were 11.3% of operating revenue in the first nine months of 1998 compared to 12.2% in 1997. The decrease in fuel and fuel taxes as a percentage of operating revenue during 1998 resulted from a 9.4% decrease in the average fuel price per gallon coupled with a 2.1% increase in the average miles per gallon. The decrease in fuel and fuel taxes as a percentage of operating revenue was also partially attributed to a decrease in the ratio of Company drivers to owner-operators during the first nine months of 1998.

Depreciation and amortization expense as a percentage of operating revenue was 8.8% in the first nine months of 1998 compared to 9.3% in 1997. The decrease in depreciation and amortization as a percentage of operating revenue is primarily attributable to increased utilization of operating assets coupled with a lower ratio of Company-operated equipment to owner-operator equipment during the first nine months of 1998 compared to 1997.

Insurance and claims were 5.3% operating revenue in the first nine months of 1998 compared to 7.5% in 1997. The decrease in insurance and claims as a percentage of operating revenue is due primarily to a decrease in the frequency and severity of accidents and lower premium costs during the first nine months of 1998 compared to 1997.

Operating leases were 0.9% of operating revenue in the first nine months of 1998 compared to 0.6% in 1997. The increase in operating leases as a percentage of operating revenue is attributed to an increase in rent expense for revenue equipment and computer hardware and software during the period.

Other operating expenses, a large component of which relates to equipment maintenance, were 10.1% of operating revenue in 1998 compared to 10.3% in 1997. The decrease in other operating expenses as a percentage of operating revenue is attributed to a decrease in the ratio of Company-operated to owner-operator equipment during the first nine months of 1998 compared to 1997.

Interest expense was $1.3 million, or 1.8%, of operating revenue in the first nine months of 1998 compared to $1.4 million, or 2.1%, in 1997.

The combined federal and state effective tax rate for 1998 was 38.3% compared to 32.2% for 1997.

As a result of the foregoing factors, net income increased by $1.6 million to $2.1 million for the first nine months of 1998 compared with $543,000 in 1997.

Liquidity and Sources of Capital

The continued growth of the Company, and the nature of its operations, have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, and through borrowing under credit agreements with financial institutions. Working capital needs have generally been met with cash flows from operations and borrowings under the Forward Air Corporation line of credit. Net cash provided by operating activities of the Company was $24.0 for the first nine months of 1998 compared with $12.4 million in the same period of 1997.

Net cash used in investing activities was approximately $13.0 million in the first nine months of 1998 compared with $7.2 million in the same period of 1997. Investing activities consisted primarily of the acquisition of additional revenue equipment and enhanced management information systems during first nine months of 1998 and 1997.

Net cash provided by financing activities was $5.6 million in the first nine months of 1998 compared with $5.2 million in the same period of 1997. These financing activities for the first nine months of 1998 and 1997 included the continued financing of revenue equipment coupled with repayment of long-term debt and capital leases. Net cash provided from financing activities for the first nine months of 1998 also included a $5.0 million capital contribution by Forward Air to the Company prior to the Spin-off of the Company on September 23, 1998. In addition, prior to the Spin-off, the Company made a non-cash contribution of net assets totaling $2.4 million to Forward Air. The contributed net assets were comprised of property and equipment and certain assets used in the Forward Air operations along with the related debt.

Effective with the Spin-off from Forward Air Corporation on September 23, 1998, the Company entered into a $15.0 million working capital line of credit facility and a $10.0 million equipment financing facility with a Tennessee bank which expires in August 2000. Interest rates for advances under the facilities vary from LIBOR plus 1.0% to 1.6% based on covenants related to total indebtedness, cash flows, results of operations and other ratios. Accounts receivable and certain revenue equipment secure the facilities. Outstanding letters of credit reduce availability under the working capital line of credit facility. As of September 30, 1998, the Company had no borrowings and $6.4 million of letters of credit outstanding under the working capital line of credit facility and no borrowings outstanding under the equipment financing facility.

Management believes available borrowing under existing lines of credit, future borrowings under installment notes for revenue equipment, and cash generated by operations will be sufficient to fund the Company's cash needs and anticipated capital expenditures through at least the next twelve months.

Impact of Year 2000

Some of the Company's older computer programs and systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is in the process of replacing the majority of its key financial and operational systems as a part of upgrading its systems in the normal course of business. Management believes that this program will substantially meet or address its Year 2000 issues. In addition to its replacement program, the Company will require modifying someof its software and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The estimated cost of the Company's completed and remaining replacement and modification for the Year 2000 issue is expected to be less than $250,000.

The Company also plans to initiate a formal communication process with all its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to the failure of any third party to remediate its own Year 2000 issues, and expects to complete such process during the first quarter of 1999. Once the Company has completed the process mentioned above and has determined the extent to which the Company's interface systems are vulnerable to the failure of any third party to remediate its own Year 2000 issues, the Company expects to develop its plans (including contingency plans) and budgets to perform any necessary remediation actions. There is no guarantee that the systems of such other companies will be timely converted and would not have an adverse effect on the Company.

The system replacements and upgrades are estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact of Year 2000 issues on the Company's operating systems. The Company believes that with the completion of such replacements and upgrades, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such replacements and upgrades are not made, or are not completed timely, or if third parties with which the Company's systems interface are not replaced or upgraded, the Year 2000 issue could have a material impact on the operations of the Company.

Forward-Looking Statements

The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements." Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates, downturns in customer business cycles, competition, surplus inventories, loss of a major customer, fuel price increases, the Company's lack of prior operating history as an independent entity, the ability of the Company's information systems to handle increased volume of freight, and the availability and compensation of qualified drivers and independent owner-operators. The Company disclaims any intent or obligation to update these forward-looking statements.

Part II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involve claims for personal injury and property damage incurred in connection with the transportation of freight. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 2.           CHANGES IN SECURITIES

Not Applicable


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.           OTHER INFORMATION

Not Applicable


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Landair Corporation


Date: November 13, 1998             By: /s/ Edward W. Cook
                                        ----------------------------------------
                                        Edward W. Cook
                                        Chief Financial Officer
                                        and Senior Vice President

                                 EXHIBIT INDEX


Exhibit No. Under
   Item 601 of
 Regulation S-K
-----------------
       2.1               Distribution Agreement between the
                         registrant and Forward Air Corporation

       3.1               Bylaws of the registrant

      10.1 Transition Services Agreement between the registrant and Forward Air Corporation

      10.2 Employee Benefit Matters Agreement between the registrant and Forward Air Corporation

      10.3 Tax Sharing Agreement between the registrant and Forward Air Corporation

      10.4               First Amendment to the Non-Employee
                         Director Stock Option Plan

      10.5 Loan and Security Agreement, dated as of September 10, 1998, between First
                         Tennessee Bank National Association and
                         the registrant

      10.6               $15.0 million Master Secured Promissory Note
                         (Line of Credit), dated as of September 10, 1998, to First Tennessee Bank National
                         Association

      10.7               $10.0 million Secured Promissory Note
                         (Equipment Loan), dated as of September 10,
                         1998, to First Tennessee Bank National
                         Association

      27.1               Financial Data Schedule - Period Ended
                         September 30, 1998 (Electronic Filing Only)
                         Filing Only)