Form 10-K
period 1998-12-31
LANDAIR CORP
filed 1999-03-04
CIK 1065932

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 29, 1999 was approximately $20,597,598 based on the closing price of such stock on such date of $6.75.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of February 25, 1999 was 6,295,517.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 1999 annual meeting of shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

                                TABLE OF CONTENTS

                                                                                        Page Number
                                                                                        -----------

                                        Part I
Item 1.   Business                                                                          3
Item 2.   Properties                                                                        8
Item 3.   Legal Proceedings                                                                 8
Item 4.   Submission of Matters to a Vote of Security Holders                               8
Executive Officers of the Registrant                                                        9

                                        Part II

Item 5.   Market for Registrant's Common Stock and                                         12
          Related Shareholder Matters
Item 6.   Selected Financial Data                                                          13
Item 7.   Management's Discussion and Analysis of Financial                                14
          Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                       20
Item 8.   Financial Statements and Supplementary Data                                      20
Item 9.   Changes in and Disagreements with Accountants on                                 20
          Accounting and Financial Disclosure

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant                               21
Item 11.  Executive Compensation                                                           21
Item 12.  Security Ownership of Certain Beneficial                                         21
          Owners and Management

Item 13.  Certain Relationships and Related Transactions                                   21

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and                                      22
          Reports on Form 8-K
Signatures                                                                                 23
Index to Financial Statements and Financial Statement Schedule                            F-2

                                     PART I
ITEM 1.  BUSINESS

GENERAL

        Landair Corporation, through its operating subsidiaries (the "Company"), is an irregular route truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. The Company provides dry van common carrier and dedicated contract carriage for shippers of a variety of products in the medium- and short-haul markets. These products include, among others, air freight, automotive parts and supplies, electronics, metal products, paper products, retail and other consumer goods. The preponderance of the Company's business involves providing high-quality, specialized services to service-sensitive shippers. To assure the most efficient response to the differing requirements of customers at numerous shipping locations, the Company has a network of terminals where over-the-road tractors are based and drivers are domiciled.

        The Company utilizes a satellite-linked, computerized operations system to monitor and facilitate the movement of freight. The Company's operating philosophy is founded on maintaining the highest level of service at market competitive prices in the most efficient manner possible.

         On July 9, 1998, the Board of Directors of Forward Air Corporation ("Forward Air") authorized the separation of Forward Air into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off"). The Spin-off was effected on September 23, 1998 through the distribution to shareholders of Forward Air of all the outstanding $.01 par value common stock of the Company (the "Common Stock"), a truckload holding company incorporated June 10, 1998 in Tennessee. Pursuant to the Spin-off, the Common Stock was distributed on a pro rata basis of one share for every one share of Forward Air $.01 par value common stock held. Effective with the Spin-off, the Company is the legal entity that owns and operates the truckload operations through its operating subsidiaries.

OPERATIONS

        The Company currently conducts operations from seventeen terminals. Each terminal is the base for certain over-the-road tractors and is the domicile of the drivers who operate those tractors. These terminals have facilities and staff to provide driver supervision, and five provide both fueling and routine and heavy maintenance. The Company also operates facilities for its dedicated operations. The Company believes this network of facilities enhances its ability to provide responsive service to its customers in an efficient manner.

        Each customer's shipment is accorded exclusive use of a trailer, with most shipments being transported directly from customer pick-up locations to destinations without a change of drivers, relays or circuitous routing via terminals. The Company operates a centralized customer service and operations center in Greeneville, Tennessee. All facilities and drivers are linked to a satellite communication and dispatch system which provides interactive updates to its operations.

        Since January 1998, the Company has recruited commission agents in addition to its continuing efforts to recruit owner-operators. The Company believes that the increased use of owner-operators and commission agents will protect the Company during business downturns and will provide increased revenue without adding proportionate fixed costs.

        The Company's truckload carrier operations consist principally of common carriage and dedicated contract carriage:

        Common Carriage. The Company serves as a common carrier for a broad array of customers with a variety of shipping needs. Common carriage primary traffic consists of medium- and short-haul routes and is concentrated primarily in the eastern two-thirds of the United States. Common carriage customers include Fortune 500 companies who subscribe to a "core-carrier" strategy as well as smaller companies with regional shipping needs. Services include just-in-time delivery, satellite communications and electronic data interchange, as well as tailored services required to meet specific customer needs such as dedicated capacity, team operations and roller bed equipment used to serve its air cargo industry customers.

        Dedicated Contract Carriage. The Company's dedicated fleet provides dedicated equipment and personnel on a contractual basis to each of its customers for that customer's exclusive use, frequently as a lower cost alternative to private carriage. While providing shippers with a higher level of service, the implementation of a dedicated fleet program frees for other uses that portion of a shipper's capital that would have been invested in a private fleet. This ability to redeploy capital allows shippers to better utilize resources in furtherance of their primary businesses. The dedicated fleet's service also includes certain of the staffing requirements associated with operating a private fleet.

        The primary focus of the Company's marketing strategy is to increase freight density within defined market areas that are consistent with the Company's growth and profit objectives by capitalizing on the trend of shippers to use a fewer number of truckload carriers in pursuit of a "core carrier" partnership strategy and the trend to outsource private fleet transportation requirements. The financial and operating goal of the Company is to maximize profitability by achieving optimal equipment utilization and yield, while meeting or exceeding customer service requirements.

REVENUE EQUIPMENT

        The Company purchases high quality tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. When purchasing new revenue equipment, the Company typically acquires standardized tractors and trailers manufactured to the Company's specifications. Standardization enables the Company to simplify driver training, control the cost of spare parts inventory and enhance its preventive maintenance program.

        The Company has purchased most of its tractors from Freightliner Corporation and its trailers from Great Dane Corporation. The majority of the tractors purchased are equipped with Series 60 Detroit Diesel electronic engines which have contributed significantly to increased fuel efficiency. The Company's purchase and lease agreements generally provide for a repurchase option by the manufacturer at guaranteed predetermined trade values for tractors after four years and for trailers after seven years.

        As of December 31, 1998, the Company owned or leased 740 tractors and contracted for 305 tractors from owner-operators. The average age of the Company-owned tractor fleet was approximately 2.4 years at December 31, 1998. As of December 31, 1998, the Company owned or leased 2,280 van trailers, of which substantially all are 53' long and 135 include specialized roller bed equipment required to serve air cargo industry customers. By having a majority of the Company's trailer fleet equipped with 53' trailers, the Company is able to provide its customers with more economy and convenience and increased driver productivity. The average age of the trailer fleet was approximately 4.6 years at December 31, 1998.

        The Company has installed Qualcomm two-way satellite communication systems in the majority of its tractors. The Qualcomm system provides the Company with continuous communications capability in the event a driver experiences a service delay or disruption. The Qualcomm system also allows the Company to track the exact location and route of any particular shipment and communicate instantly with drivers to improve operating efficiencies.

EMPLOYEES

        As of December 31, 1998, the Company employed approximately 1,240 persons, 930 of whom were drivers.

        Drivers. The Company has established several programs to increase driver loyalty and to provide a greater stake in the Company to drivers. Drivers are compensated on the basis of miles driven, and base pay for miles driven increases with a driver's length of employment with the Company. The Company maintains a 401(k) benefit plan and stock purchase plan for Company drivers and other employees.

        Safety and Training. The Company conducts comprehensive training programs to promote safety, customer relations, service standards, productivity and positive attitudes. Driver training and safety programs are developed by the Company's safety department. Drivers meet or exceed Department of Transportation ("DOT") qualifications. Driver qualification files are updated at least annually to maintain compliance with DOT regulations.

        The Company's safety department focuses on (i) recruiting and maintaining the most qualified drivers; (ii) improving driver and management safety training; (iii) implementing periodic reviews of driving records; (iv) creating incentive bonuses for drivers with good safety records and (v) raising awareness of safety-related issues on a Company-wide basis.

        In March 1998, the DOT initiated a safety audit of the Company, and in May 1998, the Company was notified that it had retained its satisfactory rating.

OWNER-OPERATORS AND COMMISSION AGENTS

        The Company intends to continue to expand its operations with owner-operator equipment. The Company believes that the owner-operators with whom it contracts are generally more experienced than the general driver population and that they have a vested interest in protecting their own equipment that motivates them to operate in a cautious manner. Typically, owner-operators are responsible for paying all their operating expenses including fuel, maintenance, equipment payments and all other equipment-related expenses. Owner-operators are compensated by the Company on a rate per mile or percentage of revenue basis. As of December 31, 1998, 71% of the Company's tractors in service were contracted to the Company by owner-operators.

        The Company has recently begun to recruit commission agents. These commission agents typically have long-term relationships with an established customer base. Management believes that the use of commission agents may provide additional opportunities to diversify the Company's customer base and to establish relationships with owner-operators affiliated with commission agents. The Company intends in the future to expand the use of commission agents.

INSURANCE AND CLAIMS

        Claims exposure in the transportation industry consists primarily of cargo loss and damage, vehicle liability, property damage and workers' compensation. The Company maintains a deductible for auto liability claims, for physical damage claims and for cargo claims. The Company also is responsible for a significant deductible for workers' compensation claims. The Company maintains insurance with independent insurance carriers that provide certain coverage for claims in excess of deductible amounts. Management believes that the Company's insurance coverage is reasonable.

TRANSPORTATION REGULATIONS

        Prior to 1996, the Company's operations in interstate commerce were regulated by the Interstate Commerce Commission ("ICC"). Effective December 29, 1995, President Clinton signed into law the Interstate Commerce Commission Termination Act of 1995 which closed the ICC and transferred its remaining responsibilities to a new Surface Transportation Board and the Federal Highway Administration. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the DOT and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. The Company's Canadian operations are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and various provincial laws and regulations. The

Company is subject to various federal, state and local environmental laws and regulations. Management believes that the Company is in substantial compliance with applicable regulatory requirements relating to its operations. Failure of the Company to comply with the applicable regulations could result in substantial fines or revocation of the Company's operating permits.

ENVIRONMENTAL REGULATIONS

        The Company has above-ground fuel storage tanks at its Atlanta, Georgia; Indianapolis, Indiana; Greeneville, Tennessee; and Memphis, Tennessee facilities and underground fuel storage tanks at its Columbus, Ohio facility. Such storage tanks are subject to various federal and state environmental laws and regulations. Management believes that the Company is in substantial compliance with applicable environmental laws and regulations. No material increase for expenditures for compliance with federal, state and local environmental laws and regulations is anticipated in 1999.

COMPETITION AND INDUSTRY TRENDS

        The Company competes with regional, inter-regional, national truckload carriers and private fleets, and, to a lesser extent, with less-than-truckload carriers, railroads and overnight delivery companies. Many of the Company's competitors have greater financial resources, more equipment or larger freight capacity than the Company. Service and price are the principal means of competition in the transportation industry.

        The Company's principal competitive strength is its ability to consistently provide reliable service at a competitive price. Many of the Company's customers are high volume, time-sensitive shippers which require a flexible and dependable motor carrier service tailored to their specific needs, including pick-up and delivery within specified delivery times.

SEASONALITY

        In the trucking industry, revenue and operating results generally reflect a seasonal pattern as customers reduce shipments during and after the winter holiday season and during the month of July due to plant closings. Additionally, the volume of shipments is often affected by weather variations. The Company's operating expenses also have historically been higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder weather.

INFLATION

        Significant increases in fuel prices, to the extent not offset by increases in rates, would have a material adverse effect on the profitability of the Company. Historically, the Company has responded to periods of sharply higher fuel prices by implementing fuel surcharge programs or base rate increases, or both, to recover additional costs, but there can be no assurance that the

Company will be able to successfully implement such surcharges or increases in response to increased fuel costs in the future.

MAJOR CUSTOMER

        One customer of the Company, Federal Express Corporation, accounted for 27% of consolidated operating revenue for the year ended December 31, 1998.

ITEM 2.  PROPERTIES

        All of the Company's offices and terminals were leased in 1998. The Company's headquarters are located in Greeneville, Tennessee. The cost to the Company of the headquarters is at a rate management believes approximates fair market value.

        The Company currently operates terminals at the following locations:

              Atlanta, GA                             Greeneville, TN
              Belpre, OH (near Parkersburg, WV)       Indianapolis, IN
              Birmingham, AL                          Johnson City, TN
              Chicago, IL                             Lexington, NC
              Clinton, NC                             Lugoff, SC
              Columbus, OH                            North Wilkesboro, NC
              Dallas, TX                              Olive Branch, MS
              Detroit, MI                             Thomasville, NC
              Goodlettsville, TN

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1998, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

         The following are the Company's executive officers:

Name                                           Age                Position
----                                           ---                --------

Scott M. Niswonger (1).........................51   Chairman of the Board and Chief Executive
                                                    Officer
Eddie R. Brown.................................48   President and Chief Operating Officer
Edward W. Cook (1).............................40   Chief Financial Officer, Senior Vice President
                                                    and Treasurer
Richard H. Roberts (1).........................44   Senior Vice President, General Counsel and
                                                    Secretary
N. Jeffrey Woods...............................40   Vice President, Operations

----------------------------
(1) Also serves as an executive officer of Forward Air.

         There are no family relationships between any of the executive officers of the Company. All officers hold office at the pleasure of the Board of Directors.

         The following background material is provided for each executive officer employed by the registrant, including employment history for at least the last five years. Each executive officer has served in his current position since July 1998.

         Scott M. Niswonger serves as Chairman of the Board and Chief Executive Officer of the Company. Mr. Niswonger has also served as an executive officer and director of Forward Air since 1981 and serves as a director of the Regional Advisory Board of First Tennessee Bank National Association.

         Eddie R. Brown serves as President and Chief Operating Officer and as a director of the Company. Mr. Brown began serving as President and Chief Operating Officer of Landair Transport, Inc. ("Landair Transport") in January 1998. Since June 1991, Mr. Brown served in various management positions for Landstar System, Inc., a $1.3 billion truckload carrier based in Jacksonville, Florida. He was President of Landstar Ranger Transportation, Inc. from January 1996 and Executive Vice President and Chief Operating Officer of Landstar System, Inc. from January 1995 until December 1997. Mr. Brown's first position with Landstar System, Inc. was as President and Chief Executive Officer of Landstar Poole, Inc. in Evergreen, Alabama from June 1991 to December 1994. From January 1986 to June 1991, Mr. Brown served as President and Chief Executive Officer for Bulldog Trucking Inc. From October 1980 until January 1986, while at Builders Transport, Inc. ("Builders Transport"), he served in various capacities, ranging from Terminal Manager to Vice President, Operations and Sales.

         Edward W. Cook serves as Chief Financial Officer, Senior Vice President and Treasurer of the Company. Mr. Cook was employed by Ernst & Young LLP for eleven years, most recently as a senior manager in the Nashville, Tennessee office. During the period of March 1986 through February 1988, Mr. Cook served as Controller and Assistant Secretary of Ryder-Temperature Controlled Carriage in Nashville, Tennessee. Mr. Cook has served as a director of Forward Air since September 1994.

         Richard H. Roberts serves as Senior Vice President, General Counsel and Secretary and as a director of the Company. Mr. Roberts was a partner with the Baker, Worthington, Crossley & Stansberry law firm from January 1991, and an associate of the firm from June 1985. Mr. Roberts has served as an executive officer of Forward Air since July 1994 and director since May 1995. He has also served as a director of Miller Industries, Inc. since April 1994.

         N. Jeffrey Woods serves as Vice President of Operations of the Company. Mr. Woods served as Vice President of Truckload Operations for Forward Air from July 1991 until August 1998. From April 1985 to June 1990, Mr. Woods served in various capacities with Ryder Systems, Inc., including Director of Operations Planning and Director of Central Operations of Ryder-Temperature Controlled Carriage in Nashville, Tennessee.

OTHER KEY EMPLOYEES

         Harry O. Crabtree joined Landair Transport as Vice President, Safety, in January 1998. Prior to joining Landair Transport, he served as Vice President, Safety and Quality of Landstar Inway, Inc., a position he held from January 1997. Mr. Crabtree was Vice President, Risk Management, for Landstar TLC, Inc. from March 1995 to January 1997, and was Director of Safety for Landstar Poole, Inc. from March 1989 until March 1995. From June 1979 to March 1989, Mr. Crabtree held various management positions at Landstar Poole, Inc. advancing through the maintenance, operations, claims and safety departments.

         P. Michael Davis joined Landair Transport in July 1998 as Vice President of Dedicated Operations. Mr. Davis previously served as Vice President of the Dedicated Fleet Division of Builders Transport in Camden, South Carolina from February 1989 to July 1998 and as Vice President of Sales from March 1986 to January 1989. Prior to March 1986, Mr. Davis spent 23 years with McLean Trucking Company.

         Jeffrey S. Kleiber joined Landair Transport in June 1996 as Director of Claims and served as Vice President, Safety and Risk Management, of Landair Transport from January 1997 until March 1998, when he was appointed Vice President, Risk Management. Prior to joining Landair Transport, he served as President of Mid Atlantic Claims, Inc. in York, Pennsylvania, a third-party administration company which primarily handled transportation losses and claims for Goodway Transport, Inc., where he also served as Vice President of Safety and Risk Management from January 1992 until May 1996. From June 1978 until January 1992, Mr. Kleiber served as Vice President of Safety at Shaffer Trucking, Inc. in New Kingstown, Pennsylvania.

         Jeffrey W. Maddison joined Landair Transport as Vice President, Maintenance and Purchasing, in January 1996 and held the same position with Forward Air from February 1996 until August 1998. Mr. Maddison served as Executive Vice President for Erin Truckways, Ltd., d/b/a Digby Truck Lines from January 1992, and was Vice President of Maintenance for Crete Carrier Corp., Shaffer Trucking, Inc., Sunflower Carriers, Inc. and HTL Truck Lines, Inc. from September 1987 until December 1991.

         John R. Morris began serving as President of Dedicated Operations for Landair Transport in July 1998. Mr. Morris was President and Chief Operating Officer of Builders Transport from January 1989 until December 1993 and from December 1995 before joining Landair Transport. Mr. Morris served as director of Builders Transport from January 1989 until September 1990 and from October 1990 until July 1998. Also while at Builders Transport, Mr. Morris filled the position of President of Dedicated Services and Contract Logistics Group from December 1993 until December 1995. He was also Chief Executive Officer for Builders Transport on two occasions between June 1990 and November 1992. Mr. Morris was in charge of the Dedicated Fleet operations for Builders Transport from January 1986 until January 1989. He also spent 23 years with McLean Trucking Company before joining Builders Transport.

         Greg R. Smith joined Landair Transport in July 1998 as Vice President of its Dedicated Operations. Mr. Smith was employed with Builders Transport as Vice President Sales, Dedicated Services, from January 1989 until joining Landair Transport. From April 1987 until August 1988, he served as Vice President, Sales and Marketing, for Poole Truckline, Inc. Mr. Smith served in various positions at Schneider National, Inc., the last being Area Vice President, Sales and Marketing, from July 1980 until April 1987.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Since the pro rata distribution to the shareholders of Forward Air of all of the outstanding Common Stock on September 23, 1998, the Common Stock has traded on The Nasdaq Stock Market under the symbol "LAND." The following table sets forth the high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market from September 24, 1998 until September 30, 1998, and for the entire fourth quarter of 1998:

                         1998                          High         Low
                         ----                          ----         ---
                 September 24-30.......................$6.50       $4.00
                 Fourth Quarter........................$8.50       $3.00

         There were approximately 1,200 shareholders of record (including brokerage firms and other nominees) of the Common Stock as of December 31, 1998.

         The Company has not paid cash dividends on the Common Stock and it is the current intention of management to retain earnings to finance the growth of the Company's business. Future payment of dividends will depend upon the financial condition, results of operations, contractual restrictions and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto, included elsewhere in this report.

                                                                   Year ended December 31
                                             --------       --------      --------      --------       --------
                                               1998            1997          1996          1995           1994
                                             --------       --------      --------      --------       --------
                                                           (In thousands, except per share data)
STATEMENTS OF INCOME DATA: (1)
Operating revenue                            $110,353       $ 91,398      $ 82,242      $ 87,764       $ 80,934
Income from operations                          6,453          3,739           825         4,104          3,642
Operating ratio (2)                              94.2%          95.9%         99.0%         95.3%          95.5%
Net income (loss)                               3,075          1,150          (905)          937          1,404
Pro forma income (loss) per share -
    basic (3)                                     .49            .18          (.14)          .15            .22
Pro forma income (loss) per share -
    diluted (3)                                   .49            .18          (.14)          .15            .22

Cash dividends declared per
   common share                                    --             --            --            --             --

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                 $ 92,429       $ 97,208      $ 89,292      $ 95,200       $ 77,719
Long-term obligations, net of
   current portion                             18,058         14,151        19,771        29,990         21,713
Shareholders' equity                           45,253         39,558        38,408        39,313         38,376

(1) Results for 1994 lack comparability to other periods because 1994 includes an $805,000 loss on the sale and winding down of refrigerated trucking operations.

(2)      Operating expenses as a percentage of operating revenue.

(3) Income (loss) per share is presented on a pro forma basis to reflect the 6,293,542 share issuance of Common Stock as a result of the Spin-off of the Company in September 1998, as if the Spin-off had occurred on January 1, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The financial information presented in this annual report on Form 10-K includes the assets and liabilities and results of operations directly related to the truckload operations of Forward Air for all periods presented prior to the Spin-off, and of the Company subsequent to the Spin-off. (See Note 1 of Notes to Consolidated Financial Statements.) Significant changes could have occurred in the funding and operations of the Company had it been operated as an independent stand-alone entity during the periods prior to the Spin-off, which could have had a significant impact on its financial position and results of operations. As a result, the financial information included in these financial statements is not necessarily indicative of the financial position and results of operations of the Company which might have occurred had it been an independent stand-alone entity.

         The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                             Year Ended December 31
                                                     -------------------------------------
                                                     1998            1997            1996
                                                     -----           -----           -----
Operating revenue:
     Forward Air                                       4.0%            6.7%            7.1%
     Other                                            96.0            93.3            92.9
                                                     -----           -----           -----
                                                     100.0           100.0           100.0

Operating expenses:
     Salaries, wages and employee benefits            34.2            34.2            33.4
     Purchased transportation                         24.6            23.5            26.0
     Fuel and fuel taxes                              11.0            12.3            12.6
     Depreciation and amortization                     8.8             9.1            10.3
     Insurance and claims                              4.5             5.8             5.3
     Operating leases                                  1.0             0.7             1.3
     Other operating expenses                         10.1            10.3            10.1
                                                     -----           -----           -----
Total operating expenses                              94.2            95.9            99.0
                                                     -----           -----           -----
Income from operations                                 5.8             4.1             1.0
Interest expense                                      (1.4)           (2.0)           (2.7)
Other income, net                                      0.1              --             0.1
                                                     -----           -----           -----
Income (loss) before income taxes                      4.5             2.1            (1.6)
Income taxes (benefit)                                 1.7             0.8            (0.5)
                                                     -----           -----           -----
Net income (loss)                                      2.8%            1.3%           (1.1)%
                                                     =====           =====           =====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Operating revenue increased by $19.0 million, or 20.8%, to $110.4 million for 1998 from $91.4 million in 1997. The increase in operating revenue resulted primarily from an increase in equipment utilization. Average tractors in service were 835 during 1998 and 699 in 1997.

         The operating ratio for 1998 was 94.2% compared to 95.9% for 1997. The improved operating ratio in 1998 was due primarily to a lower operating cost structure resulting from an increase in equipment utilization during the period and lower fuel and insurance costs.

         Salaries, wages and employee benefits were constant at 34.2% of operating revenue in 1998 compared to 34.2% in 1997 due to a decrease in the ratio of Company drivers to owner- operators, which were offset by an increase in driver wages. The average number of Company-operated tractors in service was 589 in 1998 and 501 in 1997.

         Purchased transportation was 24.6% of operating revenue in 1998 compared to 23.5% in 1997. The increase in purchased transportation as a percentage of operating revenue was primarily attributable to a higher ratio of owner-operator to Company equipment during 1998 as compared to 1997. During 1998 and 1997, approximately 246 and 198, respectively, of Truckload's average tractors in service were contracted through owner-operators.

         Fuel and fuel taxes were 11.0% of operating revenue in 1998 compared to 12.3% in 1997. The decrease in fuel and fuel taxes as a percentage of operating revenue during 1998 resulted from a 9.1% decrease in the average fuel price per gallon, a 2.7% increase in the average miles per gallon and a decrease in the ratio of Company drivers to owner-operators.

         Depreciation and amortization expense as a percentage of operating revenue was 8.8% in 1998 compared to 9.1% in 1997. The decrease in depreciation and amortization as a percentage of operating revenue is attributable to improvements in equipment utilization during 1998 coupled with a decrease in the ratio of Company drivers to owner-operators.

         Insurance and claims were 4.5% of operating revenue in 1998 compared to 5.8% in 1997. The improvement in insurance and claims expense during 1998 as compared to 1997 resulted from a decrease in the frequency and severity of accidents between years coupled with improvements in claims development trends and premium costs.

         Operating leases were 1.0% of operating revenue in 1998 compared to 0.7% in 1997. The increase in operating leases as a percentage of operating revenue is attributable to increased office rent for terminal facilities.

         Other operating expenses, a large component of which relates to equipment maintenance, were 10.1% of operating revenue in 1998 compared to 10.3% in 1997. The decrease in other operating expenses as a percentage of operating revenue is attributed to a decrease in the ratio of Company-operated to owner-operator equipment.

         Interest expense was $1.6 million, or 1.4% of operating revenue, in 1998 compared to $1.8 million, or 2.0%, in 1997. The decrease in interest expense during 1998 was due to lower average net borrowing during 1998 primarily due to a $5.0 million capital contribution by Forward Air and the settlement of intercompany balances with Forward Air which were used to pay down long-term obligations subsequent to the Spin-off.

         The combined federal and state effective tax rate for 1998 was 38.2% compared to 39.5% for 1997. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 5 of the Notes to Consolidated Financial Statements.

         As a result of the foregoing factors, net income increased by $1.9 million to $3.1 million for 1998 from $1.2 million in 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Operating revenue increased by $9.2 million, or 11%, to $91.4 million for 1997 from $82.2 million in 1998. The increase in operating revenue resulted primarily from an increase in equipment utilization and yield. Average tractors in service were 699 during 1997 and 695 in 1996.

         The operating ratio for 1997 was 95.9% compared to 99.0% for 1996. The improved operating ratio in 1997 was due primarily to a lower operating cost structure resulting from an increase in equipment utilization and yield during the period.

         Salaries, wages and employee benefits were 34.2% of operating revenue in 1997 compared to 33.4% in 1996. The increase in expense as a percentage of operating revenue in 1997 was due primarily to an increase in the ratio of Company drivers to owner-operators. The average number of Company-operated tractors in service was 501 in 1997 and 472 in 1996.

         Purchased transportation was 23.5% of operating revenue in 1997 compared to 26.0% in 1996. The decrease in purchased transportation as a percentage of operating revenue was primarily attributable to a lower ratio of owner-operator to Company equipment during 1997 as compared to 1996. During 1997 and 1996, approximately 198 and 223, respectively, of Truckload's average tractors in service were contracted through owner-operators.

         Fuel and fuel taxes were 12.3% of operating revenue in 1997 compared to 12.6% in 1996. The decrease in fuel and fuel taxes as a percentage of operating revenue during 1997 resulted from an 0.8% decrease in the average fuel price per gallon coupled with a 2.3% increase in the average miles per gallon and a 3.5% increase in average revenue per loaded mile of the Company-operated tractor fleet. The decrease in fuel and fuel taxes during 1997 was partially offset from an increase in the ratio of Company drivers to owner-operators.

         Depreciation and amortization expense as a percentage of operating revenue was 9.1% in 1997 compared to 10.3% in 1996. The decrease in depreciation and amortization as a percentage of operating revenue is attributable to substantial improvements in equipment utilization during 1997, partially offset by increased ownership of revenue equipment.

         Insurance and claims were 5.8% of operating revenue in 1997 compared to 5.3% in 1996. The increase in insurance and claims expense as a percentage of operating revenue during 1997 as compared to 1996 resulted from an increase in the frequency and severity of accidents between years coupled with improvements in premium costs.

         Operating leases were 0.7% of operating revenue in 1997 compared to 1.3% in 1996. The decrease in operating leases as a percentage of operating revenue is attributable to increased ownership, rather than leasing, of revenue equipment.

         Other operating expenses, a large component of which relates to equipment maintenance, were 10.3% of operating revenue in 1997 compared to 10.1% in 1996. The increase in other operating expenses as a percentage of operating revenue is attributed to an increase in the ratio of Company-operated to owner-operator equipment.

         Interest expense was $1.8 million, or 2.0% of operating revenue, in 1997 compared to $2.2 million, or 2.7%, in 1996. The decrease in interest expense during 1997 was due to lower average net borrowing during 1997.

         The combined federal and state effective tax rate for 1997 was 39.5% compared to a tax benefit at the rate of 32.3% for 1996. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 5 of the Notes to Consolidated Financial Statements.

         As a result of the foregoing factors, net income increased by $2.1 million to $1.2 million for 1997 from a loss of $905,000 in 1996.

Liquidity and Capital Resources

         The continued growth of the Company, and the nature of its operations, have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, and through borrowing under credit agreements with financial institutions. Working capital needs have generally been met with cash flows from operations and borrowings under the Forward Air line of credit. Net cash provided by operating activities of the Company totaled approximately $20.0 million, $16.9 million and $9.5 million in 1998, 1997 and 1996, respectively.

         Net cash used in investing activities was approximately $21.2 million in 1998, $14.6 million in 1997 and $3.4 in 1996. Investing activities consisted primarily of the acquisition of additional revenue equipment and enhanced management information systems during 1998, 1997 and 1996.

         Net cash provided by financing activities was $2.3 million in 1998. Net cash used in financing activities was $1.7 million in 1997 and $9.8 million in 1996. These financing activities included a $5.0 million capital contribution by Forward Air prior to the Spin-off coupled with the continued financing of revenue equipment coupled with repayment of long-term debt and capital leases.

         The Company expects net capital expenditures in 1999 for revenue equipment and management information systems, excluding acquisitions, to be less than $25.0 million. The Company expects to fund these expenditures through cash provided by operating activities and borrowing under credit facilities. On January 7, 1999, the Company completed an asset purchase transaction in which it acquired certain assets of Laker Express, Inc. ("Laker"). Laker is a truckload dry van carrier based in Indianapolis, Indiana and operates predominantly in the Midwest in the short- to medium-haul market. The aggregate consideration paid to Laker consisted of approximately $14 million in cash. The source of funds for the cash consideration paid to Laker was from borrowings under the Company's credit facilities. Additional funds may be required to fund acquisitions subsequent to Laker. While the Company expects to be able to borrow funds to finance acquisitions, no assurance can be given that such financings can be completed on terms satisfactory to the Company.

         The Company's credit facilities include a working capital line of credit and an equipment financing facility. Subject to maintenance of financial covenants and ratios, these credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $10.0 million under equipment financing facilities. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 1.0% to 1.6%, expire in September 2000, and are secured by accounts receivable and certain revenue equipment. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios.

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

         The Company is in the process of replacing the majority of its key financial and operational systems as a part of upgrading its systems in the normal course of business. Management believes that this program will substantially meet or address its Year 2000 issues. In addition to its replacement program, the Company will modify some of its software and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company has spent less than $50,000 to date to address the Year 2000 issues. The cost of the remaining replacement and modification for the Year 2000 issue is estimated to be less than $100,000.

         The Company has initiated a formal communication process with all its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to the failure of any third party to remediate its own Year 2000 issues, and expects to complete such process during the second quarter of 1999. Once the Company has completed the process mentioned above and has determined the extent to which the Company's interface systems are vulnerable to the failure of any third party to remediate its own Year 2000 issues, the Company expects to develop its plans (including contingency plans) and budgets to perform any necessary remediation actions. There is no guarantee that the systems of such other companies will be timely converted and would not have an adverse effect on the Company.

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

Impact of Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is required to be adopted by the Company in 2000. Management does not anticipate that the adoption of the Statement will have a significant effect on the financial position or results of operations of the Company.

Forward-Looking Statements

         The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements." Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates, downturns in customer business cycles, competition, surplus inventories, loss of a major customer, fuel price increases, the Company's lack of prior operating history as an independent entity, the ability of the Company's information systems to handle increased volume of freight, and the availability and compensation of qualified drivers and independent owner-operators. The Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and commodity prices. To reduce such risks, the Company selectively uses forward purchase contracts for fuel. All such forward purchase transactions are authorized and executed pursuant to clearly defined procedures.

Interest Rates

At December 31, 1998, the fair value of the Company's total variable rate debt was estimated to be $21.1 million, which approximated carrying value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At this borrowing level, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $130,000. This amount was determined by considering the impact of the hypothetical interest rate increase on the Company's borrowing cost at the December 31, 1998 borrowing level.

Commodities

The availability and price of fuel are subject to fluctuations due to factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time will enter into forward purchase contracts. At December 31, 1998, the Company had commitments to purchase approximately $750,000 of fuel through December 1999 representing approximately 8% of estimated 1999 requirements.

The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk based on the assumed occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected due to actual developments in the market.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"). The 1999 Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

         Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1) and (2) List of Financial Statements and Financial Statement
                         Schedules.

                         The response to this portion of Item 14 is submitted as a separate section of this report.

          (a)(3)         List of Exhibits.

                         The response to this portion of Item 14 is submitted as a separate section of this report.

          (b)            Reports on Form 8-K.

                         The Company filed a report on Form 8-K on December 22, 1998, announcing that on December 10, 1998 one of the Company's subsidiaries entered into an Asset Purchase Agreement with Laker Express, Inc. to acquire certain assets. A copy of the Asset Purchase Agreement and related press release were filed as exhibits to the report.

          (c)            Exhibits.

                         The response to this portion of Item 14 is submitted as a separate section of this report.

          (d)            Financial Statement Schedules.

                         The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Landair Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LANDAIR CORPORATION

                                       By: /s/ Scott M. Niswonger
                                           -------------------------------------
                                           Scott M. Niswonger, Chairman
                                           and Chief Executive Officer

                                       Date:  February 28, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                                       CAPACITY                                 DATE
  /s/ Scott M. Niswonger                   Chairman and Chief Executive                   February 28, 1999
-----------------------------------        Officer (Principal Executive Officer)
      Scott M. Niswonger

  /s/ Edward W. Cook                       Chief Financial Officer,                       February 28, 1999
-----------------------------------        Senior Vice President and Treasurer
      Edward W. Cook                       (Principal Financial
                                           and Accounting Officer)

  /s/ Eddie R. Brown                       President, Chief Operating                     February 28, 1999
-----------------------------------        Officer and Director
      Eddie R. Brown

  /s/ Richard H. Roberts                   Senior Vice President, General                 February 28, 1999
-----------------------------------        Counsel, Secretary and Director
      Richard H. Roberts

 /s/ Jerry T. Armstrong                    Director                                       February 28, 1999
-----------------------------------
     Jerry T. Armstrong

 /s/ Duane H. Cassidy                      Director                                       February 28, 1999
-----------------------------------
     Gen. Duane H. Cassidy

 /s/ C. John Langley, Jr.                  Director                                       February 28, 1999
-----------------------------------
     C. John Langley, Jr.

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                   Financial Statements and Supplementary Data

                                Certain Exhibits

                          Financial Statement Schedule

                          Year Ended December 31, 1998

                               Landair Corporation

                             Greeneville, Tennessee

                               Landair Corporation

                  Form 10-K -- Item 8 and Item 14(a)(1) and (2)

         Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Landair Corporation are included as a separate section of this report:

                                                                                                           Page No.
                                                                                                           --------

Report of Ernst & Young LLP, Independent Auditors............................................................F-3
Consolidated Balance Sheets - December 31, 1998 and 1997.....................................................F-4
Consolidated Statements of Income - Years Ended December 31, 1998,
   1997 and 1996.............................................................................................F-6
Consolidated Statements of Shareholders' Equity - Years Ended
   December 31, 1998, 1997 and 1996..........................................................................F-7
Consolidated Statements of Cash Flows - Years Ended December 31, 1998,
   1997 and 1996.............................................................................................F-8
Notes to Consolidated Financial Statements - December 31, 1998...............................................F-9

The following financial statement schedule of Landair Corporation is included as a separate section of this report.

Schedule II - Valuation and Qualifying Accounts..............................................................S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

The Board of Directors and Shareholders
Landair Corporation

We have audited the accompanying consolidated balance sheets of Landair Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landair Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                              Ernst & Young LLP

Nashville, Tennessee
February 2, 1999

                               Landair Corporation

                           Consolidated Balance Sheets

                                                                          December 31
                                                                   1998                  1997
                                                                  -------               -------
                                                                          (In thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                    $ 1,783               $   614
     Accounts receivable, less allowance of $370 in
        1998 and $175 in 1997                                      15,805                11,100
     Inventories                                                      998                   421
     Prepaid expenses                                               3,893                 2,827
     Income taxes receivable                                          350                    --
     Deferred income taxes                                          1,871                 1,372
     Receivable from Forward Air                                       --                17,447
                                                                  -------               -------
Total current assets                                               24,700                33,781

Property and equipment:
     Land                                                             109                    --
     Buildings                                                      2,023                    --
     Revenue equipment                                             89,395                88,600
     Other equipment                                                6,688                 6,075
     Leasehold improvements                                           421                   915
                                                                  -------               -------
                                                                   98,636                95,590

     Accumulated depreciation and amortization                     31,242                32,178
                                                                  -------               -------
                                                                   67,394                63,412

Other assets                                                          335                    15
                                                                  -------               -------
Total assets                                                      $92,429               $97,208
                                                                  =======               =======

                                                                          December 31
                                                                   1998                  1997
                                                                  -------               -------
                                                                          (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $ 3,338               $ 5,877
   Accrued payroll and related items                                1,475                 3,394
   Insurance and claims accruals                                    5,296                 5,542
   Income taxes payable                                                --                    44
   Other accrued expenses                                           2,285                 3,059
   Current portion of long-term debt                                3,009                10,495
   Current portion of capital lease obligations                        --                 2,950
                                                                  -------               -------
Total current liabilities                                          15,403                31,361

Long-term debt, less current portion                               18,058                12,839
Capital lease obligations, less current portion                        --                 1,312
Deferred income taxes                                              13,715                12,138
Commitments and contingencies                                          --                    --

Shareholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 5,000,000
      No shares issued                                                 --                    --
   Common stock, $.01 par value:
      Authorized shares - 45,000,000
      Issued and outstanding shares - 6,293,441
         in 1998                                                       63                    --
   Additional paid-in capital                                      44,191                    --
   Retained earnings                                                  999                    --
Shareholder's investment                                               --                39,558
                                                                  -------               -------
Total shareholders' equity                                         45,253                39,558
                                                                  -------               -------
Total liabilities and shareholders' equity                        $92,429               $97,208
                                                                  =======               =======

See accompanying notes.

                               Landair Corporation

                        Consolidated Statements of Income

                                                              Year ended December 31
                                                     1998               1997              1996
                                                   ---------          --------          --------
                                                       (In thousands, except per share data)
Operating revenue:
     Forward Air                                   $   4,431          $  6,137          $  5,881
     Other                                           105,922            85,261            76,361
                                                   ---------          --------          --------
                                                     110,353            91,398            82,242
Operating expenses:
     Salaries, wages and employee benefits            37,681            31,225            27,454
     Purchased transportation                         27,101            21,471            21,352
     Fuel and fuel taxes                              12,193            11,272            10,385
     Depreciation and amortization                     9,723             8,308             8,438
     Insurance and claims                              4,999             5,312             4,362
     Operating leases                                  1,076               674             1,061
     Other operating expenses                         11,127             9,397             8,365
                                                   ---------          --------          --------
                                                     103,900            87,659            81,417
                                                   ---------          --------          --------
Income from operations                                 6,453             3,739               825

Other income (expense):
     Interest expense                                 (1,600)           (1,826)           (2,221)
     Other, net                                          121               (12)               59
                                                   ---------          --------          --------
                                                      (1,479)           (1,838)           (2,162)
                                                   ---------          --------          --------
Income (loss) before income taxes                      4,974             1,901            (1,337)
Income taxes (benefit)                                 1,899               751              (432)
                                                   ---------          --------          --------
Net income (loss)                                  $   3,075          $  1,150          $   (905)
                                                   =========          ========          ========

Pro forma income (loss) per share:
     Basic                                         $     .49          $    .18          $   (.14)
     Diluted                                       $     .49          $    .18          $   (.14)

See accompanying notes.

                               Landair Corporation

                 Consolidated Statements of Shareholders' Equity

                                          Common Stock           Additional                                        Total
                                       -------------------        Paid-in       Retained     Shareholder's     Shareholders'
                                       Shares       Amount        Capital       Earnings      Investment          Equity
                                       ------       ------        -------       --------      ----------          ------
                                                                             (In thousands)

Balance at December 31, 1995               --         $--         $    --         $ --         $ 39,313          $ 39,313
     Net loss for 1996                     --          --              --           --             (905)             (905)
                                        -----         ---         -------         ----         --------          --------
Balance at December 31, 1996               --          --              --           --           38,408            38,408
     Net income for 1997                   --          --              --           --            1,150             1,150
                                        -----         ---         -------         ----         --------          --------
Balance at December 31, 1997               --          --              --           --           39,558            39,558
     Net income for 1998                   --          --              --          999            2,076             3,075
     Contribution of capital by
         Forward Air                       --          --              --           --            5,000             5,000
     Contribution of assets to
        Forward Air                        --          --              --           --           (2,380)           (2,380)
     Spin-off of Landair
        Corporation                     6,293          63          44,191           --          (44,254)               --
                                        -----         ---         -------         ----         --------          --------
Balance at December 31, 1998            6,293         $63         $44,191         $999         $     --          $ 45,253
                                        =====         ===         =======         ====         ========          ========

See accompanying notes.

                               Landair Corporation

                      Consolidated Statements of Cash Flows

                                                                          Year ended December 31
                                                                 1998              1997              1996
                                                               --------          --------          --------
                                                                             (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                              $  3,075          $  1,150          $   (905)
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
          Depreciation and amortization                           9,723             8,308             8,438
          Loss (gain) on sale of property and
               equipment                                             81               385               (92)
          Provision for losses on receivables                       205                88                45
          Provision for revenue adjustments                         514               226               447
          Deferred income taxes                                   1,078               866             1,998
          Changes in operating assets and liabilities:
               Accounts receivable                               (5,424)           (1,740)             (893)
               Inventories                                         (577)              (81)             (194)
               Prepaid expenses                                  (1,332)             (265)              (67)
               Receivable from Forward Air                       17,447             1,980            (2,044)
               Accounts payable and accrued expenses             (5,478)            5,913             2,117
               Income taxes                                         734                79               671
                                                               --------          --------          --------
Net cash provided by operating activities                        20,046            16,909             9,521

INVESTING ACTIVITIES
Purchases of property and equipment                             (24,076)          (15,841)           (4,677)
Proceeds from disposal of property and equipment                  3,180             1,259             1,259
Other                                                              (320)               (5)                5
                                                               --------          --------          --------
Net cash used in investing activities                           (21,216)          (14,587)           (3,413)

FINANCING ACTIVITIES
Proceeds from long-term debt                                     25,768             6,873             1,837
Payments of long-term debt                                      (25,398)           (8,078)          (10,820)
Payments of capital lease obligations                            (3,031)             (531)             (784)
Contribution of capital by Forward Air                            5,000                --                --
                                                               --------          --------          --------
Net cash provided by (used in) financing activities               2,339            (1,736)           (9,767)
                                                               --------          --------          --------
Net increase (decrease) in cash and cash equivalents              1,169               586            (3,659)
Cash and cash equivalents at beginning of year                      614                28             3,687
                                                               --------          --------          --------
Cash and cash equivalents at end of year                       $  1,783          $    614          $     28
                                                               ========          ========          ========



See accompanying notes.

                               Landair Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements for periods subsequent to September 23, 1998 include the accounts of Landair Corporation and its subsidiaries. The consolidated financial statements for periods through September 23, 1998 include the accounts comprising the truckload operations of Forward Air Corporation (formerly known as Landair Services, Inc.) ("Forward Air"), and are based on historical amounts included in the consolidated financial statements of Forward Air. On July 9, 1998, the Board of Directors of Forward Air authorized the separation of Forward Air into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off").

The Spin-off was effected on September 23, 1998 through the distribution to shareholders of Forward Air of all the outstanding stock of a new truckload holding company, Landair Corporation. Pursuant to the Spin-off, the common stock of Landair Corporation was distributed on a pro rata basis of one share of Landair Corporation common stock for every one share of Forward Air common stock held. Effective with the Spin-off, Landair Corporation is the legal entity that owns and operates the truckload operations through its operating subsidiaries, and Forward Air is the legal entity that continues to own and operate the deferred air freight operations through its operating subsidiaries.

As used in the accompanying consolidated financial statements, the term "Company" refers to Landair Corporation and its subsidiaries for periods subsequent to September 23, 1998 and to the truckload operations of Forward Air for periods through September 23, 1998.

These historical financial statements include the assets and liabilities and results of operations directly related to the truckload operations of Forward Air for all periods presented through September 23, 1998. Significant changes could have occurred in the funding and operations of the Company had it been operated as an independent stand-alone entity during those periods, which could have had a significant impact on its financial position and results of operations. As a result, the financial information included in these financial statements is not necessarily indicative of the financial position and results of operations of the Company which might have occurred had it been an independent stand-alone entity.

The Company is an irregular route, high-service truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. The Company provides dry van common

                               Landair Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

carrier and dedicated contract carriage for shippers of a variety of products in the medium- and short-haul markets. All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OWNERSHIP

Scott M. Niswonger (Chairman and Chief Executive Officer) was the majority owner of the Company during all periods presented.

OPERATING REVENUE

Operating revenue and related costs are recognized as of the date shipments are completed.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories of tires, replacement parts, supplies and fuel for revenue equipment are stated at the lower of cost or market utilizing the FIFO (first-in, first-out) method of determining cost.

                               Landair Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based upon the cost of the asset, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives as follows:

               Buildings                                30-40 years
               Revenue equipment                          3-7 years
               Other equipment                           3-10 years
               Leasehold improvements                    1-15 years

Interest payments during 1998, 1997 and 1996 were $1,627,000, $1,806,000 and
$2,265,000, respectively. The Company capitalized net interest costs of $42,000 in 1998, $-0- in 1997 and $-0- in 1996. During 1998, 1997 and 1996,
respectively, the Company added revenue and other equipment of $-0-, $1,563,000 and $-0- through capital leases.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows from the use of the asset over the remaining depreciation or amortization period is less than the carrying value of the asset. As of December 31, 1998, in the opinion of management, there has been no such impairment.

INSURANCE AND CLAIMS ACCRUALS

The primary claims in the Company's business are workers' compensation, property damage, auto liability and medical benefits. Most of the Company's insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits.

NET INCOME PER SHARE

The Company calculates income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted income per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. Earnings per share for 1998, 1997 and 1996 are presented on a pro forma basis to reflect the 6,293,542 share issuance of common stock as a result of the Spin-off of the Company as if the Spin-off had occurred on January 1, 1996 (see Note 4).

                               Landair Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

EMPLOYEE STOCK OPTIONS

The Company grants options for a fixed number of shares to employees with an exercise price generally equal to the fair value of the shares at the grant date. The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

MAJOR CUSTOMER

One customer of the Company, Federal Express Corporation, accounted for 26.8%, 29.4% and 17.1% of consolidated operating revenue for the years ended December 31, 1998, 1997 and 1996, respectively.

COMMON EXPENSES

Prior to 1998, certain administrative expenses consisting of payroll, legal, accounting, rent and depreciation for shared facilities, and other common expenses which could not be specifically identified to either the deferred air freight operations or the truckload operations have been allocated by Forward Air to the Company based on its relative percentage of consolidated operating revenue. These administrative expenses, which were allocated to the Company and which would have been incurred by the Company if it had been operated as an independent stand-alone entity, totaled $3,208,000, $4,420,000 and $3,225,000 for the period January 1, 1998 through September 23,1998, and 1997 and 1996, respectively. Subsequent to the Spin-off, certain administrative and back office functions continue to be shared by both the Company and Forward Air. The expenses related to these services are addressed by a Transition Services Agreement as more fully discussed in Note 2.

Interest expense of $1,382,000, $1,826,000 and $2,221,000 for the period January 1, 1998 through September 23, 1998, and 1997 and 1996, respectively, has been allocated by Forward Air to the Company based upon the pro rata share of average operating assets of the Company and Forward Air.

Management believes these allocation methods are reasonable.

                               Landair Corporation

1.  ACCOUNTING POLICES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

In 1998, the Company adopted a new disclosure pronouncement, SFAS No. 130, Reporting Comprehensive Income. The Company had no items of other comprehensive income and, accordingly, adoption of the Statement had no effect on the consolidated financial statements.

In 1998, the Company also adopted another new disclosure pronouncement, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires companies to report selected segment information when certain size tests are met. Management has determined that the Company operates in only one segment meeting the applicable tests.

In 1998, the Company early-adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires capitalization of certain costs to purchase or develop internal-use software, and amortization of these costs over the estimated useful life of the software. During 1998, the Company capitalized approximately $99,000 of internal-use software development costs. In years prior to 1998, the Company did not incur significant software development costs. Costs related to software developed for internal use will be amortized using the straight-line method over an estimated five year life. No amortization of capitalized software development costs was recorded in 1998 since the projects were under development throughout the period.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is required to be adopted by the Company in 2000. Management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or results of operations of the Company.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the 1998 presentation. These reclassifications had no effect on net income (loss) as previously reported.

                               Landair Corporation

2.  TRANSACTIONS WITH FORWARD AIR

The Company and Forward Air routinely engage in transactions where the Company hauls deferred air freight shipments for Forward Air which are in excess of Forward Air's scheduled capacity. The Company's operating revenue from these shipments is shown separately in the accompanying statements of income.

The Receivable from Forward Air in the accompanying December 31, 1997 balance sheet represented the net balance resulting from various intercompany transactions between the Company and Forward Air. There were no terms of settlement or interest charges associated with the account balance. The balance was primarily the result of the Company's participation in Forward Air's central cash management program, wherein all of Forward Air's cash receipts were remitted to a subsidiary of the Company and all cash disbursements were funded by a subsidiary of the Company. Other transactions included intercompany freight transactions as discussed above, the federal income tax benefit provided by the Company to the consolidated tax liability of Forward Air, and miscellaneous other common expenses incurred between the Company and Forward Air. In connection with the Spin-off, Forward Air settled all intercompany balances for cash, which was then used for payments on the long-term debt of the Company.

An analysis of transactions in the Receivable from Forward Air account follows:

                                                          1998              1997              1996
                                                        --------          --------          --------
                                                                        (In thousands)
         Balance at beginning of year                   $ 17,447          $ 19,427          $ 17,383
         Net cash remitted from Forward Air              (17,366)           (2,065)           (1,492)
         Net intercompany freight transactions             4,431             6,137             5,881
         Current federal income tax benefit
            provided to Forward Air                           78               194             3,101
         Net administrative expenses and
            interest allocated from Forward Air           (4,590)           (6,246)           (5,446)
                                                        --------          --------          --------
         Balance at end of year                         $     --          $ 17,447          $ 19,427
                                                        ========          ========          ========

                               Landair Corporation

2.  TRANSACTIONS WITH FORWARD AIR (CONTINUED)

In connection with the Spin-off, the Company and Forward Air entered into certain agreements which were effective upon the actual separation of the two companies. The agreements were entered into to facilitate orderly changes from an integrated transportation company to separate deferred air freight and truckload operations companies in a way which is minimally disruptive to each entity. Following are summaries of the principal agreements:

DISTRIBUTION AGREEMENT

The Distribution Agreement provides for, among other things, the principal corporate transactions required to effect the Spin-off and the allocation of certain assets and liabilities between the Company and Forward Air. The Distribution Agreement provides that the Company and Forward Air each have sole responsibility for claims arising out of their respective activities after the Spin-off. It also provides that each party will indemnify the other in the event of certain liabilities arising under the federal securities laws, and that, for a period of three years after the Spin-off, neither the Company nor Forward Air will directly solicit the employment of any employee of the other company or its affiliates without the prior written consent of such other company.

TRANSITION SERVICES AGREEMENT

         The Transition Services Agreement describes the services which the Company and Forward Air will provide to each other following the Spin-off. Services performed under the Transition Services Agreement are negotiated and paid for on an arm's-length basis. The Transition Services Agreement has an eighteen-month term, except that information technology services to be provided by Forward Air to the Company have a thirty-six month term. Notwithstanding the stated term of the Transition Services Agreement, the Company or Forward Air, as recipients of the services, may terminate any or all such services at any time on thirty days' irrevocable written notice, and the Company or Forward Air, as providers of the services, may at any time after the first anniversary of the Spin-off, terminate any or all of the services, other than the information technology services, on three months' irrevocable notice.

EMPLOYEE BENEFIT MATTERS AGREEMENT

The Employee Benefit Matters Agreement provides for the treatment of employee benefit matters and other compensation arrangements for the employees of the Company and Forward Air after the Spin-off. Pursuant to this agreement, Forward Air is continuing sponsorship of the various employee benefit plans and welfare plans of Forward Air with respect to Forward Air's employees after the Spin-off, and the Company is required to establish such similar plans which will allow the Company to provide to its employees after the Spin-off substantially the same benefits

                               Landair Corporation

2.  TRANSACTIONS WITH FORWARD AIR (CONTINUED)

previously provided to them as employees of Forward Air. The Employee Benefit Matters Agreement also provided for the adjustment and conversion of the existing non-exercisable stock options of Forward Air into options of the Company for those employees that continued employment with the Company after the Spin-off (see Note 4).

TAX SHARING AGREEMENT

The Tax Sharing Agreement describes the responsibilities of the Company and Forward Air with respect to all tax matters occurring prior to and after the Spin-off. The Tax Sharing Agreement provides for the allocation of tax expense, assessments, refunds and other tax benefits. The Agreement also sets forth the responsibility for filing tax returns and provides for reasonable cooperation in the event of any audit, litigation or other proceeding with respect to any federal, state or local tax.

In accordance with the terms included in the Transition Services Agreement, subsequent to the Spin-off in 1998, the Company provided safety, licensing, permitting and fuel tax, insurance and claims services, recruiting and retention services, and driver training center services to Forward Air. The Company charged Forward Air $193,000 during the period September 24, 1998 through December 31, 1998 for these services. In addition, Forward Air provided accounts payable, payroll, human resources, employee benefit plan administration, owner-operator settlement, central purchasing, accounting and legal, general administrative, and information technology services to the Company. Forward Air charged the Company $797,000 during the period September 24, 1998 through December 31, 1998 for these services.

At December 31, 1998, accounts receivable included $687,000 of amounts due from Forward Air related to services covered under the Transition Services Agreement and various other transactions between both entities.

                               Landair Corporation

3.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                               December 31
                                                         1998               1997
                                                        -------            -------
                                                              (In thousands)
Line of credit                                          $ 6,921            $    --
Equipment Loan Agreement                                  5,923             13,457
Installment notes payable with a finance company
   through 1999, including interest at the 30-day
   commercial paper rate plus 1.8% (6.7% and 7.6% at
   December 31, 1998 and 1997, respectively) and
   interest ranging from 6.4% to 7.4%, collateralized
   by revenue equipment                                   3,721              7,823
Other notes payable, including interest
   ranging from 6.4% to 7.9%                              4,502              2,054
                                                        -------            -------
                                                         21,067             23,334
Less current portion                                      3,009             10,495
                                                        -------            -------
                                                        $18,058            $12,839
                                                        =======            =======

Effective with the Spin-off from Forward Air on September 23, 1998, the Company entered into a $15.0 million line of credit agreement with a Tennessee bank which expires in September 2000. Interest rates for advances under the facilities vary from LIBOR plus 1.0% to 1.6% based upon covenants related to total indebtedness, cash flows, results of operations and other ratios. Advances are collateralized primarily by accounts receivable. The agreement contains, among other things, restrictions that do not allow the payment of dividends, and requires the maintenance of certain levels of net worth and other financial ratios. At December 31, 1998, the Company had $6,921,000 outstanding under the line and had utilized $6,657,000 of availability for outstanding letters of credit.

Prior to the Spin-off, Forward Air had a $15.0 million line of credit agreement with a Tennessee bank. At December 31, 1997, no borrowings were outstanding under the line applicable to the Company and $5,182,000 of availability had been used for outstanding letters of credit for the Company.

Effective with the Spin-off, the Company entered into an equipment loan agreement (the "Equipment Loan Agreement") with a Tennessee bank which permits the Company to borrow up to $10.0 million for the purchase of revenue equipment. The equipment loan agreement expires in September 2000. Interest rates for advances under the facility vary from LIBOR plus 1.0% to

                               Landair Corporation

3.  LONG-TERM DEBT (CONTINUED)

1.6% based upon covenants related to total indebtedness, cash flows, results of operations and other ratios (6.1% to 6.7% at December 31, 1998). The advances are collateralized by revenue equipment purchased with the proceeds from the Equipment Loan Agreement, and contain restrictions and covenants similar to the line of credit agreement described above. At December 31, 1998, the Company had additional borrowing capacity available of $4,077,000 under the Equipment Loan Agreement.

Prior to the Spin-off, Forward Air had equipment loan agreements with two Tennessee banks which permitted Forward Air to borrow up to $30.0 million for the purchase of revenue equipment. Outstanding advances carried interest at the 30-day LIBOR rate plus 1.0% to 1.6% (6.7% to 7.3% at December 31, 1997). The advances were collateralized by revenue equipment purchased with the proceeds from the equipment loan agreements. At December 31, 1997, $13,457,000 of borrowings were outstanding under the equipment loan agreements applicable to the Company.

Revenue equipment collateralizing these agreements has a carrying value of approximately $13,650,000 at December 31, 1998.

Maturities of long-term debt are as follows (in thousands):

                1999                                      $ 3,009
                2000                                        9,981
                2001                                        3,113
                2002                                        2,919
                2003                                        1,403
                Thereafter                                    642
                                                          -------
                                                          $21,067
                                                          =======

4.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Shareholder's Investment -- For accounting purposes, the historical equity (shareholder's investment) of the Company through September 23, 1998 consists of the contributed capital and the accumulated retained earnings of the truckload operations of Forward Air.

Preferred Stock -- The Board of Directors is authorized to issue, at its discretion, up to 5,000,000 shares of preferred stock, par value $.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

                               Landair Corporation

4.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

Employee Stock Option and Incentive Plan -- The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options. Under Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Under the provisions of Forward Air's stock option plan, options to purchase shares of Forward Air's common stock that were exercisable at the time of the Spin-off and that were held by those employees who terminated employment with Forward Air and became employees of the Company upon the Spin-off, were cancelled if not exercised prior to such employees' termination of employment with Forward Air. Accordingly, employees that were leaving Forward Air and continuing as employees of the Company exercised their vested options prior to the Spin-off. Unexercisable options held by employees of Forward Air who remained or became employees of the Company upon consummation of the Spin-off were converted into 169,000 options to purchase Company common stock under the Company's Stock Option and Incentive Plan. Such conversion was on the basis of a formula designed to preserve the fair market value of such converted options on the date of the Spin-off.

Subsequent to the Spin-off, the Company reserved 500,000 shares of common stock under a Stock Option and Incentive Plan. Options issued under the Plan have a ten year term and vest over a four year period. Prior to the Spin-off, the Company had no outstanding common stock or options to purchase common stock.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant in 1998 using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.7%; dividend ratio of zero; volatility factors of the expected market price of the common stock of 0.5; and a weighted-average expected life of the option of seven years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                               Landair Corporation

4.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting period. The Company's pro forma information for 1998 follows (in thousands, except per share data):

     Pro forma net income                                              $ 2,950
     Pro forma net income per share:
             Basic                                                     $   .47
             Diluted                                                   $   .47

A summary of the Company's employee stock option activity and related information for the year ended December 31, 1998 follows:

                                                                Options    Weighted-Average
                                                                 (000)      Exercise Price
                                                                 -----      --------------

         Outstanding - beginning of year                            --         $  --
              Granted/Converted                                    333             4
              Exercised                                             --            --
              Forfeited                                             12             4
                                                                 -----         -----
         Outstanding - end of year                                 321         $   4
                                                                 =====         =====
         Exercisable at end of year                                  2         $   8
                                                                 =====         =====
         Options available for grant                               179
                                                                 =====
         Weighted-average fair value of options granted
            during the year                                      $2.34
                                                                 =====

Exercise prices for options outstanding, as of December 31, 1998, ranged from $3.01 to $7.71.

Non-Employee Director Options -- In October 1998, options to purchase 45,000 shares of common stock were granted to the non-employee directors of the Company at an option price of $4.25 per share. The options have terms of ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 1998, 45,000 options are outstanding and will expire in October 2008, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Employee Stock Purchase Plan -- The Company implemented an employee stock purchase plan effective January 1, 1999 at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10% of the employee's annual compensation. The issue price of the common stock is equal to the lesser of (1) 85% of market price on the first trading day of the semi-annual enrollment period or (2) 85% of market price on the last trading day of the semi-annual enrollment period. The Company has reserved 300,000 shares of common stock for issuance pursuant to the plan.

                               Landair Corporation

4.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

Pro Forma Earnings (Loss) Per Share -- Earnings (loss) per share are presented on a pro forma basis to reflect the 6,293,542 share issuance of common stock as a result of the Spin-off of the Company (see Note 1) as if the Spin-off had occurred on January 1, 1996. The following table sets forth the computation of pro forma basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                       1998           1997            1996
                                                                      ------         ------         -------
Numerator:
     Numerator for pro forma basic and diluted
         earnings per share - net income (loss)                       $3,075         $1,150         $  (905)
                                                                      ======         ======         =======
Denominator:
     Denominator for pro forma basic earnings per share
         - weighted-average shares                                     6,293          6,293           6,293
     Effect of dilutive stock options                                     20             --              --
                                                                      ------         ------         -------
     Denominator for pro forma diluted earnings per
         share - adjusted weighted-average shares                      6,313          6,293           6,293
                                                                      ======         ======         =======
Pro forma basic net income (loss) per share                           $  .49         $  .18         $  (.14)
                                                                      ======         ======         =======
Pro forma diluted net income (loss) per share                         $  .49         $  .18         $  (.14)
                                                                      ======         ======         =======
Securities that could potentially dilute pro forma basic
     net income per share in the future that were not
     included in the computation of diluted net income
     per share because to do so would have been
     antidilutive for the periods presented                                8             --              --
                                                                      ======         ======         =======

5.  INCOME TAXES

The operations of the Company have been included in the consolidated federal income tax return of Forward Air for periods prior to September 23, 1998. For the periods prior to September 23, 1998, the provision (benefit) for income taxes reflects an allocation of federal income taxes computed on a separate return basis. For the periods subsequent to September 23, 1998, the Company will file its own consolidated federal income tax return. The Company and Forward Air entered into a Tax Sharing Agreement in connection with the Spin-off (see Note
2). The provision (benefit) for income taxes consists of the following:

                                               1998           1997            1996
                                              ------         ------         -------
                                                         (In thousands)
                 Current:
                           Federal            $  703         $  (94)        $(2,172)
                           State                 118            (21)           (258)
                                              ------         ------         -------
                                                 821           (115)         (2,430)
                 Deferred:
                           Federal               996            748           1,759
                           State                  82            118             239
                                              ------         ------         -------
                                               1,078            866           1,998
                                              ------         ------         -------
                                              $1,899         $  751         $  (432)
                                              ======         ======         =======

                               Landair Corporation

5.  INCOME TAXES (CONTINUED)

The historical income tax expense (benefit) differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as follows:

                                                 1998           1997            1996
                                                ------         ------         -------
                                                           (In thousands)
Tax expense (benefit) at the statutory rate     $1,691         $  646         $  (455)
State income taxes (benefit), net of
   federal benefit                                 191             86             (32)
Meals and entertainment                             17             19              55
                                                ------         ------         -------
                                                $1,899         $  751         $  (432)
                                                ======         ======         =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                    December 31
                                                             1998                  1997
                                                           -------               -------
                                                                   (In thousands)
Deferred tax liabilities:
       Tax over book depreciation                          $13,470               $11,970
       Prepaid expenses deductible when paid                   472                 1,024
       Other                                                   292                   169
                                                           -------               -------
Total deferred tax liabilities                              14,234                13,163
Deferred tax assets:
       Accrued expenses                                      2,255                 2,333
       Allowance for doubtful accounts                         135                    64
                                                           -------               -------
Total deferred tax assets                                    2,390                 2,397
                                                           -------               -------
Net deferred tax liabilities                               $11,844               $10,766
                                                           =======               =======

The balance sheet classification of deferred income taxes is as follows:

                                                                    December 31
                                                             1998                  1997
                                                           -------               -------
                                                                   (In thousands)
Current assets                                             $(1,871)              $(1,372)
Noncurrent liabilities                                      13,715                12,138
                                                           -------               -------
                                                           $11,844               $10,766
                                                           =======               =======

                               Landair Corporation

5.  INCOME TAXES (CONTINUED)

Total income tax payments, including payments to (from) Forward Air for the Company's allocated share of federal taxes (benefit), during 1998, 1997 and 1996 were $414,000, $(194,000) and $(3,101,000), respectively.

6.  LEASES

Prior to December 31, 1998, the Company leased certain revenue and other equipment under capital leases. Property and equipment include the following amounts for leases that were capitalized:

                                              December 31
                                       1998                  1997
                                     -------               -------
                                             (In thousands)
Revenue equipment                    $    --               $ 6,659
Less accumulated amortization             --                 2,596
                                     -------               -------
                                     $    --               $ 4,063
                                     =======               =======

Amortization of leased assets is included in depreciation and amortization expense.

The Company also leases certain facilities and revenue equipment under noncancellable operating leases that expire in various years through 2003. Certain of these leases may be renewed for a one year term. The Company also shares certain facilities leased by Forward Air and has been allocated a portion of the rent expense related thereto (see Note 1 - Common Expenses). As discussed below, the Company has entered into lease or sublease agreements with Forward Air related to certain facilities.

Included in operating leases is a motorcoach leased from a limited liability corporation owned by the Company's majority shareholder which expires in September 1999. The total amount of rent expense for this lease was $20,000, $-0- and $-0- in 1998, 1997 and 1996, respectively.

                               Landair Corporation

6.  LEASES (CONTINUED)

On or prior to the date of the Spin-off, Forward Air entered into subleases with the Company pursuant to which Forward Air subleases to the Company (i) a portion of its terminal facility in Columbus, Ohio that is leased by Forward Air from the Director of Development of the State of Ohio; (ii) a portion of its terminal facility in Atlanta, Georgia; (iii) a portion of its facility in Indianapolis, Indiana; (iv) a portion of its terminal facility in Chicago, Illinois; (v) a portion of its terminal facility in Detroit, Michigan; and (vi) a portion of the headquarters of Forward Air in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. Forward Air subleases the Columbus and Atlanta terminal facilities for consideration based upon the cost of such facilities to Forward Air and an agreed upon percentage of usage. Forward Air subleases the Indianapolis, Chicago, Detroit and Greeneville facilities for consideration based upon an agreed upon percentage of usage.

Future minimum rental payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1998 (in thousands):

             1999                        $   707
             2000                            326
             2001                            301
             2002                            297
             2003                            223
             Thereafter                       --
                                         -------
             Total                       $ 1,854
                                         =======

7.  COMMITMENTS AND CONTINGENCIES

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

8.  EMPLOYEE BENEFIT PLAN

Effective January 1, 1999, the Company adopted a retirement savings plan (the "401(k) Plan") with terms similar to the existing retirement savings plan of Forward Air. Employees of the Company who participated in Forward Air's 401(k) Plan were entitled to transfer their participation into the Company's 401(k) Plan. The 401(k) Plan is a defined contribution plan whereby employees who have completed one year of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2% to 10% of their annual compensation. Employer

                               Landair Corporation

8.  EMPLOYEE BENEFIT PLAN (CONTINUED)

contributions will be made at 25% of the employee's contribution up to a maximum of 4% of total annual compensation. Employer contributions vest 20% after two years of service and continue vesting 20% per year until fully vested. The matching contribution by the Company to the Forward Air plan for 1998, 1997 and 1996 was approximately $67,000, $76,000 and $78,000, respectively.

9.  FINANCIAL INSTRUMENTS

Off Balance Sheet Risk

At December 31, 1998, the Company had letters of credit outstanding totaling $6,657,000, all of which relate to obligations carried on the balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company does not generally require collateral from its customers. One customer, Federal Express Corporation, accounted for 14.3% and 22.8% of total trade accounts receivable at December 31, 1998 and 1997, respectively. Concentrations of credit risk with respect to trade accounts receivable are otherwise limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

          Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

          Long-and short-term debt: The carrying amounts of the Company's borrowings under its revolving credit arrangement approximate fair value. The fair value of the Company's long-term debt and capital lease obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                               Landair Corporation

9.  FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                  1998                             1997
                                        ------------------------         -----------------------
                                        Carrying          Fair           Carrying         Fair
                                         Amount           Value           Amount          Value
                                         ------           -----           ------          -----
                                                              (In thousands)
Cash and cash equivalents                $ 1,783         $ 1,783         $   614         $   614
Accounts receivable                       15,805          15,805          11,100          11,100
Accounts payable                           3,338           3,338           5,877           5,877
Long-term debt and capital lease
   obligations                            21,067          21,067          27,596          27,596

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

                                                                  1998
                                        ----------------------------------------------------------
                                         March 31        June 30      September 30     December 31
                                         --------        -------      ------------     -----------
                                                   (In thousands, except per share data)
Operating revenue                        $25,323         $26,220         $27,645         $31,165
Income from operations                     1,578           1,515           1,718           1,642
Net income                                   676             669             797             933
Pro forma net income per
   common share:
      Basic                              $   .11         $   .11         $   .13         $   .15
      Diluted                            $   .11         $   .11         $   .13         $   .15



                                                                  1997
                                        ----------------------------------------------------------
                                         March 31        June 30      September 30     December 31
                                         --------        -------      ------------     -----------
                                                   (In thousands, except per share data)
Operating revenue                        $20,545         $22,081         $23,367         $25,405
Income from operations                       155             814           1,254           1,516
Net income (loss)                           (194)            171             566             607
Pro forma net income (loss) per
   common share:
      Basic                              $  (.03)        $   .03         $   .09         $   .10
      Diluted                            $  (.03)        $   .03         $   .09         $   .10

                               Landair Corporation

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

During the third quarter of 1997, the Company benefited from non-recurring revenue that resulted from the United Parcel Service strike. This additional revenue net of variable costs, but not allocated fixed costs, resulted in an estimated additional $235,000 of pre-tax income from operations and $.02 of diluted earnings per share during the quarter.

11.  SUBSEQUENT EVENT

On January 7, 1999, the Company completed an asset purchase transaction in which it acquired certain assets of Laker Express, Inc. ("Laker"). Laker is a truckload dry van carrier based in Indianapolis, Indiana and operates predominantly in the Midwest in the short- to medium-haul market. The aggregate consideration paid to Laker consisted of approximately $14 million in cash. The source of funds for the cash consideration paid to Laker was from borrowings under the Company's credit facilities. The acquisition will be accounted for using the purchase method of accounting.

                               Landair Corporation

                Schedule II -- Valuation and Qualifying Accounts

              Col. A                        Col. B                    Col. C                  Col. D            Col. E
-------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                             --------------------------
                                                               (1)               (2)
                                                             Charged           Charged
                                           Balance at        to Costs          to Other                         Balance at
                                           Beginning            and            Accounts-     Deductions-          End of
           Description                     of Period         Expenses          Describe       Describe            Period
           -----------                     ---------         --------          --------       --------            ------
                                                                      (In thousands)
Year ended December 31, 1998:
      Allowance for doubtful accounts       $  125            $  205            $   --        $   43 (2)           $  287
      Allowance for revenue
         adjustments (1)                        50               514                --           481 (3)               83
                                           -------           -------           -------        ------               ------
                                               175               719                --           524                  370
Year ended December 31, 1997:

      Allowance for doubtful accounts           53                88                --            16 (2)              125
      Allowance for revenue
         adjustments (1)                        25               226                --           201 (3)               50
                                           -------           -------           -------        ------               ------
                                                78               314                --           217                  175
Year ended December 31, 1996:
      Allowance for doubtful accounts           33                45                --            25 (2)               53
      Allowance for revenue
         adjustments (1)                        20               447                --           442 (3)               25
                                           -------           -------           -------        ------               ------
                                                53               492                --           467                   78

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.

(2)      Uncollectible accounts written off, net of recoveries.

(3)      Adjustments to billed accounts receivable.

                                  EXHIBIT INDEX

                                                                                   Exhibit No. in
        Exhibit No. Under                                                          Document Where
           Item 601 of                                                             Incorporated by
         Regulation S-K                                                               Reference
         --------------                                                               ---------

            2.1(c)   -     Distribution Agreement between the                             2.1
                           registrant and Forward Air Corporation

            2.2(d)   -     Asset Purchase Agreement between                               2.1
                           Landair Transport, Inc., Laker Express, Inc.
                           and Dennis Pressler (Schedules and other
                           exhibits to this document are omitted from
                           this filing but the registrant will furnish
                           supplemental copies of the omitted
                           materials to the Commission upon
                           request.)

            3.1(b)   -     Charter of the registrant                                      3.1

            3.2(c)   -     Bylaws of the registrant                                       3.1

            4.1(b)   -     Form of Common Stock Certificate                               4.1

           10.1(c)   -     Transition Services Agreement between the                     10.1
                           registrant and Forward Air Corporation

           10.2(c)   -     Employee Benefit Matters Agreement                            10.2
                           between the registrant and Forward Air
                           Corporation

           10.3(c)   -     Tax Sharing Agreement between the                             10.3
                           registrant and Forward Air Corporation

           10.4(b)   -     Stock Option and Incentive Plan                               10.4

           10.5(b)   -     Non-Employee Director Stock Option Plan                       10.5

           10.6(c)   -     First Amendment to the Non-Employee                           10.4
                           Director Stock Option Plan

           10.7(b)   -     Employee Stock Purchase Plan                                  10.6

           10.8(b)   -     Cash Incentive Plan                                           10.7

           10.9(c)   -     Loan and Security Agreement, dated as of                      10.5
                           September 10, 1998, between First Tennessee
                           Bank National Association and the registrant

          10.10(c)   -     $15.0 million Master Secured Promissory Note                  10.6
                           (Line of Credit), dated as of September 10,
                           1998, to First Tennessee Bank National
                           Association

          10.11(c)   -     $10.0 million Secured Promissory Note                         10.7
                           (Equipment Loan), dated as of September 10,
                           1998, to First Tennessee Bank National
                           Association

          10.12(a)   -     Employment Agreement between Landair                            --
                           Transport, Inc. and Eddie R. Brown

           21.1(b)   -     Subsidiaries of the registrant                                21.1

           23.1(a)   -     Consent of Ernst & Young LLP                                    --

           27.1(a)   -     Financial Data Schedule (Electronic Filing Only)                --

              (a) Filed herewith.

              (b) Filed as an exhibit to the registrant's Registration Statement on Form 10, filed with the Commission on July 13, 1998, as amended.

              (c) Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 16, 1998.

              (d) Filed as an exhibit to the registrant's Form 8-K, filed with the Commission on December 22, 1998.