Form 10-Q
period 1999-03-31
LANDAIR CORP
filed 1999-05-17
CIK 1065932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1999
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

                            YES    X            NO
                                 -----             -----



The number of shares outstanding of the registrant's common stock, $.01 par value, as of March 31, 1999 was 6,295,932.

                                TABLE OF CONTENTS

                               LANDAIR CORPORATION

                                                                               Page
                                                                              Number
PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                      March 31, 1999 and December 31, 1998                       3

                  Condensed Consolidated Statements of Income -
                      Three months ended March 31, 1999 and 1998                 4

                  Condensed Consolidated Statements of Cash Flows -
                      Three months ended March 31, 1999 and 1998                 5

                  Notes to Condensed Consolidated Financial Statements -
                      March 31, 1999                                             6

ITEM 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations             10

ITEM 3.           Quantitative and Qualitative Disclosure of Market Risk        14

PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings                                             15

ITEM 2.           Changes in Securities and Use of Proceeds                     15

ITEM 3.           Defaults Upon Senior Securities                               15

ITEM 4.           Submission of Matters to a Vote of Security Holders           15

ITEM 5.           Other Information                                             15

ITEM 6.           Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                      16

EXHIBIT INDEX                                                                   17

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                               Landair Corporation
                      Condensed Consolidated Balance Sheets


                                                                            March 31, 1999    December 31, 1998
                                                                            -----------------------------------
                                                                                (Unaudited)         (Note 1)
                                                                             (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                                     $     12          $ 1,783
    Accounts receivable, less allowance of $364 in 1999 and $370 in 1998            15,516           15,805
    Other current assets                                                             7,067            7,112
                                                                                  -------------------------
Total current assets                                                                22,595           24,700

Property and equipment                                                             116,244           98,636
Less accumulated depreciation and amortization                                      32,778           31,242
                                                                                  -------------------------
                                                                                    83,466           67,394

Other assets                                                                         4,050              335
                                                                                  -------------------------
Total assets                                                                      $110,111          $92,429
                                                                                  =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $  4,113          $ 3,338
    Accrued expenses                                                                 8,906            9,056
    Current portion of long-term debt                                                7,964            3,009
                                                                                  -------------------------
Total current liabilities                                                           20,983           15,403

Long-term debt, less current portion                                                29,576           18,058
Deferred income taxes                                                               13,867           13,715

Shareholders' equity:
    Preferred stock                                                                     --               --
    Common stock, $.01 par value:
       Authorized shares - 45,000,000
       Issued and outstanding shares - 6,295,932 in 1999 and 6,293,441
         in 1998                                                                        63               63
    Additional paid-in capital                                                      44,202           44,191
    Retained earnings                                                                1,420              999
                                                                                  -------------------------
Total shareholders' equity                                                          45,685           45,253
                                                                                  -------------------------
Total liabilities and shareholders' equity                                        $110,111          $92,429
                                                                                  =========================


See notes to condensed consolidated financial statements.

                               Landair Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                         Three months ended
                                                 ---------------------------------
                                                 March 31, 1999     March 31, 1998
                                                 ---------------------------------
                                               (In thousands, except per share data)
Operating revenue
     Forward Air, Inc.                              $    709           $  1,318
     Other                                            31,221             24,005
                                                    ---------------------------
                                                      31,930             25,323
Operating expenses:
     Salaries, wages and employee benefits            11,301              8,433
     Purchased transportation                          8,017              6,155
     Fuel and fuel taxes                               3,560              2,937
     Depreciation and amortization                     3,200              2,252
     Insurance and claims                              1,381              1,227
     Operating leases                                    382                239
     Other operating expenses                          2,965              2,502
                                                    ---------------------------
                                                      30,806             23,745
                                                    ---------------------------
Income from operations                                 1,124              1,578
Other income (expense):
     Interest expense                                   (497)              (467)
     Other, net                                           51                  6
                                                    ---------------------------
                                                        (446)              (461)

Income before income taxes                               678              1,117
Income taxes                                             257                441
                                                    ---------------------------
Net income                                          $    421           $    676
                                                    ===========================

Income per share (pro forma in 1998):
     Basic                                          $    .07           $    .11
                                                    ===========================
     Diluted                                        $    .07           $    .11
                                                    ===========================

See notes to condensed consolidated financial statements.

                               Landair Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Three months ended
                                                          --------------------------------
                                                          March 31, 1999    March 31, 1998
                                                          --------------------------------
                                                                  (In thousands)
Cash provided by operations                                 $   4,359           $ 5,279

Investing activities:
Proceeds from disposal of property and equipment                1,552               521
Purchases of property and equipment                           (11,249)           (6,256)
Acquisition of assets of Laker Express, Inc.                  (12,894)               --
Other                                                             377               (21)
                                                            ---------------------------
                                                              (22,214)           (5,756)

Financing activities:
Proceeds from long-term debt                                   23,406             3,824
Payments of long-term debt                                     (7,333)           (2,714)
Payments of capital lease obligations                              --              (331)
Exercise of stock options                                          11                --
                                                            ---------------------------
                                                               16,084               779

Increase (decrease) in cash and cash equivalents            $  (1,771)          $   302
                                                            ===========================
Non-cash transaction -
   Issuance of note payable to Laker Express, Inc.
      for asset acquisition                                 $ 400,000           $    --
                                                            ===========================


See notes to condensed consolidated financial statements.

                               Landair Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1999

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three-month period ended March 31, 1999 include the accounts of Landair Corporation and its subsidiaries. The unaudited condensed consolidated financial statements for the three-month period ended March 31, 1998 include the accounts comprising the truckload operations of Forward Air Corporation (formerly known as Landair Services, Inc.) ("Forward Air"), and are based on historical amounts included in the consolidated financial statements of Forward Air. On July 9, 1998, the Board of Directors of Forward Air authorized the separation of Forward Air into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off").

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

As used in the accompanying condensed consolidated financial statements, the term "Company" refers to Landair Corporation and its subsidiaries for the three-month period ended March 31, 1999 and to the truckload operations of Forward Air for the three-month period ended March 31, 1998.

These historical financial statements include the results of operations directly related to the truckload operations of Forward Air for the period presented prior to the Spin-off. Significant changes could have occurred in the funding and operations of the Company had it been operated as an independent stand-alone entity during that period, which could have had a significant impact on its results of operations. As a result, the financial information included in these financial statements for the three-month period ended March 31, 1998 is not necessarily indicative of the results of operations of the Company which might have occurred had it been an independent stand-alone entity.

The Company is an irregular route, high-service truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. The Company provides dry van

                              Landair Corporation
common carrier and dedicated contract carriage for shippers of a variety of products in the medium- and short-haul markets.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation annual report on Form 10-K for the year ended December 31, 1998.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  PURCHASE OF ASSETS OF LAKER EXPRESS, INC.

On January 7, 1999, the Company acquired certain operating assets of Laker Express, Inc. ("Laker"), a truckload dry van carrier based in Indianapolis, Indiana which operated predominantly in the Midwest in the short- to medium-haul markets. The purchase price for Laker consisted of approximately $12.9 million in cash and the issuance of a note payable of $400,000. The source of funds for the cash consideration paid to Laker was from borrowings under the Company's credit facilities. The pro forma unaudited results of operations for the three months ended March 31, 1999 and 1998, assuming the purchase of Laker as of the beginning of the periods presented, are as follows:

                                                   Three months ended
                                          ------------------------------------
                                          March 31, 1999        March 31, 1998
                                          --------------        --------------
        Operating revenue                    $31,930                $29,489
        Net income                               421                    692
        Income per share:
           Basic                                 .07                    .11
           Diluted                               .07                    .11

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had the transaction, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

The acquisition was accounted for as a purchase. Identified intangible assets acquired totaled approximately $1.5 million and are being amortized on a straight-line basis over a life of five

                              Landair Corporation
years. Goodwill totaled approximately $2.6 million and is being amortized on a straight-line basis over a life of 20 years. Accumulated amortization of the identified intangible assets and goodwill totaled $73,000 at March 31, 1999. The results of operations for the acquired business were included in the condensed consolidated statement of income from the acquisition date forward.

3.  LONG-TERM DEBT

In January 1999, the Company obtained a new equipment financing facility, providing borrowing capacity of up to $15 million. A portion of the availability under this new line was immediately used to fund the acquisition of Laker Express, Inc. The facility bears interest at LIBOR plus 0.75% to 1.5%, expires in December 2000, and is secured by certain revenue equipment. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios.

4.  SHAREHOLDERS' EQUITY

In February 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in open market purchases. The amount and timing of any repurchases are to be at such prices as management of the Company from time to time approves. As of March 31, 1999, the Company had repurchased no shares.

5.  COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 1999 or 1998 and, accordingly, comprehensive income is equivalent to net income.

                               Landair Corporation

                                   (Unaudited)

6.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share. Income per share for 1998 is presented on a pro forma basis to reflect the 6,293,542 share issuance of common stock as a result of the Spin-off of Landair Corporation (see Note 1) as if the Spin-off had occurred on January 1, 1998:

                                                                                    Three months ended
                                                                            ------------------------------------
                                                                             March 31, 1999     March 31, 1998
                                                                                                 (Pro forma)
                                                                            ------------------------------------
                                                                            (in thousands, except per share data)
Numerator:
      Numerator for basic and diluted earnings per share -
         net income                                                               $  421            $  676

Denominator:
      Denominator for basic earnings per share - weighted-
         average shares                                                            6,294             6,294
      Effect of dilutive stock options                                               122              --
                                                                                  ------------------------
      Denominator for diluted earnings per share - adjusted
          weighted-average shares                                                  6,416             6,294
                                                                                  ========================
Basic earnings per share                                                          $  .07            $  .11
                                                                                  ========================
Diluted earnings per share                                                        $  .07            $  .11
                                                                                  ========================
Securities that could potentially dilute basic income per share in the future that were not included in the computation of diluted income per share because to do so would have been antidilutive
     for the periods presented                                                        91              --
                                                                                  ========================

7.  INCOME TAXES

For the three months ended March 31, 1999 and 1998, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

8.  CONTINGENCIES

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


                                                      Three months ended
                                                --------------------------------
                                                March 31, 1999    March 31, 1998
                                                --------------------------------
    Operating revenue:
        Forward Air, Inc.                             2.2%               5.2%
        Other                                        97.8               94.8
                                                    ------------------------
                                                    100.0              100.0
    Operating expenses:
         Salaries, wages and employee
            benefits                                 35.4               33.3
         Purchased transportation                    25.1               24.3
         Fuel and fuel taxes                         11.2               11.6
         Depreciation and amortization               10.0                8.9
         Insurance and claims                         4.3                4.9
         Operating leases                             1.2                0.9
         Other operating expenses                     9.3                9.9
                                                    ------------------------
                                                     96.5               93.8
    Income from operations                            3.5                6.2
    Other income (expense):
         Interest expense                            (1.6)              (1.8)
         Other, net                                   0.2                0.0
                                                    ------------------------
                                                     (1.4)              (1.8)
                                                    ------------------------
    Income before income taxes                        2.1                4.4
    Income taxes                                      0.8                1.7
                                                    ------------------------
    Net income                                        1.3%               2.7%
                                                    ========================

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Operating revenue increased by $6.6 million, or 26.1%, to $31.9 million in the first quarter of 1999 from $25.3 million in 1998. During the first quarters of 1999 and 1998, the average tractors in service, including owner-operators, were 1,087 and 780, respectively.

The operating ratio (operating expenses as a percentage of operating revenue) was 96.5% for the first quarter of 1999 compared to 93.8% for 1998. The increase in the operating ratio in 1999 was due primarily to a higher operating cost structure resulting from a decrease in equipment utilization between periods.

Salaries, wages and employee benefits were 35.4% of operating revenue in the first quarter of 1999 compared to 33.3% in 1998. The increase in salaries, wages and employee benefits as a percentage of operating revenue in the first quarter of 1999 compared to the first quarter of 1998 was due primarily to a decrease in the equipment utilization between periods. During the first quarter of 1999, average Company-operated tractors in service were 779 compared to 556 in 1998.

Purchased transportation was 25.1% of operating revenue in the first quarter of 1999 compared to 24.3% in 1998. The increase in purchased transportation as a percentage of operating revenue in the first quarter of 1999 was primarily attributable to a decrease in equipment utilization between periods. During the first quarters of 1999 and 1998, approximately 308 and 224, respectively, of the Company's average tractors in service were contracted through owner-operators.

Fuel and fuel taxes were 11.2% of operating revenue in the first quarter of 1999 compared to 11.6% in 1998. The decrease in fuel and fuel taxes as a percentage of operating revenue during the first quarter of 1999 resulted primarily from a 6.7% decrease in the average fuel price per gallon between periods.

Depreciation and amortization expense as a percentage of operating revenue was 10.0% in the first quarter of 1999 compared to 8.9% in 1998. The increase in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in equipment utilization.

Insurance and claims were 4.3% of operating revenue in the first quarter of 1999 compared to 4.9% in 1998. The improvement in insurance and claims expense is due primarily to a decrease in the frequency and severity of accidents and lower premium costs during the first quarter of 1999 compared with 1998.

Operating leases were 1.2% of operating revenue in the first quarter of 1999 compared to 0.9% in 1998. The increase in operating leases as a percentage of operating revenue during 1999 is attributed to an increase in rent for trailers between periods.

Other operating expenses, a large component of which relates to equipment maintenance, were 9.3% of operating revenue in the first quarter of 1999 compared to 9.9% in 1998. Gains on the sale of revenue equipment (which were netted against other operating expenses) were $259,000 or 0.8% of operating revenue during the first three months of 1999 compared to $32,000 or 0.1% of operating revenue during the same period of 1998.

Interest expense was $497,000 or 1.6% of operating revenue in the first quarter of 1999 compared to $467,000 or 1.8% in 1998.

The combined federal and state effective tax rate for the first quarter of 1999 was 37.9% compared to 39.5% for 1998.

As a result of the foregoing factors, net income decreased by $255,000, or 37.7%, to $421,000 for the first quarter of 1999 from $676,000 in 1998.

Liquidity and Sources of Capital

The continued growth of the Company, and the nature of its operations, have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, and through borrowing under credit agreements with financial institutions. Working capital needs have generally been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $4.4 million for the first three months of 1999 compared with $5.3 million in the same period of 1998.

Net cash used in investing activities was approximately $22.2 million in the first three months of 1999 compared with $5.8 million in the same period of 1998. Investing activities consisted primarily of the acquisition of additional revenue equipment and enhanced management information systems during the first three months of 1999 and 1998 and the acquisition of assets from Laker Express, Inc. and the purchase of a terminal facility in 1999.

Net cash provided by financing activities was $16.1 million in the first three months of 1999 compared with $800,000 in the same period of 1998. These financing activities for the first three months of 1999 and 1998 included the continued financing of revenue equipment coupled with repayment of long-term debt and capital leases. In addition, the first three months of 1999 included the financing related to the acquisition of assets from Laker Express, Inc.

The Company's credit facilities include a working capital line of credit and two equipment financing facilities. Subject to maintenance of financial covenants and ratios, these credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $25.0 million under the equipment financing facilities. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 0.75% to 1.6%, expire in September and December 2000, and are secured by accounts receivable and certain revenue equipment. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of March 31, 1999, the Company had $2.7 million of borrowings and $6.7 million of letters of credit outstanding under the working capital line of credit facility and $19.2 million of borrowings outstanding under the equipment financing facilities.

Management believes available borrowing under existing lines of credit, future borrowings under installment notes for revenue equipment, and cash generated by operations will be sufficient to fund the Company's cash needs and anticipated capital expenditures through at least the next 12 months.

Impact of Year 2000

We depend upon a significant number of computer software programs and operating systems to conduct our business. Some of our older software programs are not year 2000 compliant. We are in the process of replacing most of our key financial and operating systems as a part of the normal upgrading of our systems. In addition to our replacement program, we intend to modify some of our software and hardware so that our computer systems will function properly in and after the year 2000. We expect to complete this process by June 30, 1999.

We are in the process of obtaining year 2000 compliance letters and reports from our significant suppliers and customers. We presently do not anticipate any major interruption in our business as a result of year 2000 issues. Therefore, we do not expect that year 2000 issues will have a material adverse effect on our business or operations or that we will incur any material expense associated with year 2000 compliance. We have not established a contingency plan to address potential year 2000 noncompliance in our systems or in those of our major suppliers or customers. We are currently considering whether we need a contingency plan. Because of our dependence on systems outside our control and because third parties with whom we have relationships may not have adequately addressed year 2000 issues, we could face unexpected problems associated with year 2000 issues. These problems could affect our operations, business or financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

At the March 31, 1999 borrowing levels, a hypothetical 10% adverse change in interest rates on the Company's variable rate long-term debt would reduce pre-tax income for the three-month period ended March 31, 1999 by approximately $45,000. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

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


ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

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

(b) Reports on Form 8-K - The Company filed a report on Form 8-K during the three months ended March 31, 1999. The Form 8-K was filed on January 22, 1999 and reported the completion on January 7, 1999 of an asset purchase transaction in which a wholly-owned subsidiary of the Company, Landair Transport, Inc., acquired certain assets of Laker Express, Inc. See Note 2 to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Landair Corporation


Date:  May 14, 1999                       By: /s/ Edward W. Cook
                                              -------------------------------
                                               Edward W. Cook
                                               Chief Financial Officer
                                               and Senior Vice President

                                  EXHIBIT INDEX

      Exhibit No.
      -----------
         10.1             Amended and Restated Stock Option and
                          Incentive Plan

         10.2             Amended and Restated Non-Employee Director
                          Stock Option Plan

         10.3 Third Amendment to Term Loan and Security Agreement, dated as of January 5, 1999, between SunTrust Bank, Nashville, N.A. and the Registrant

         10.4 Loan and Security Agreement ($15.0 Million Line of Credit), dated as of January 5, 1999, among SunTrust Bank, Nashville, N.A. and the Registrant and Landair Transport, Inc. Certain exhibits to this document are omitted from this filing but the Company will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission upon request.)

         10.5 $3.0 Million Note Secured by Real Estate, dated March 25, 1999, to First Tennessee Bank National Association

         10.6 Guaranty Agreement, dated as of March 25, 1999, by the Registrant to First Tennessee Bank National Association

         27.1             Financial Date Schedule - Period Ended
                          March 31, 1999 (Electronic Filing Only)