Form 10-Q
period 1999-06-30
LANDAIR CORP
filed 1999-08-13
CIK 1065932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999
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

                       YES    X       NO
                           ------        ------


The number of shares outstanding of the registrant's common stock, $.01 par value, as of July 31, 1999 was 6,071,158.

                                TABLE OF CONTENTS

                               LANDAIR CORPORATION


                                                                              Page
                                                                             Number

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
            June 30, 1999 and December 31, 1998                               3

         Condensed Consolidated Statements of Income -
            Three and six months ended June 30, 1999 and 1998                 4

         Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 1999 and 1998                           5

         Notes to Condensed Consolidated Financial Statements -
            June 30, 1999                                                     6

ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    11

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk              19

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   20

ITEM 2.  Changes in Securities and Use of Proceeds                           20

ITEM 3.  Defaults Upon Senior Securities                                     20

ITEM 4.  Submission of Matters to a Vote of Security Holders                 20

ITEM 5.  Other Information                                                   21

ITEM 6.  Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                   22

EXHIBIT INDEX                                                                23


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                               Landair Corporation
                      Condensed Consolidated Balance Sheets


                                                                 June 30, 1999    December 31, 1998
                                                                 ----------------------------------
                                                                  (Unaudited)         (Note 1)

                                                                  (In thousands, except share data)
ASSETS

Current assets:
  Cash and cash equivalents                                         $      12           $ 1,783
  Accounts receivable, less allowance of $527 in 1999
       and $370 in 1998                                                17,641            15,805
  Other current assets                                                  8,032             7,112
                                                                    ---------           -------
Total current assets                                                   25,685            24,700
Property and equipment                                                116,337            98,636
Less accumulated depreciation and amortization                         29,510            31,242
                                                                    ---------           -------
                                                                       86,827            67,394

Other assets                                                            3,947               335
                                                                    ---------           -------
Total assets                                                        $ 116,459           $92,429
                                                                    =========           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $   5,555           $ 3,338
  Accrued expenses                                                     10,618             9,056
  Current portion of long-term debt                                     8,716             3,009
                                                                    ---------           -------
Total current liabilities                                              24,889            15,403
Long-term debt, less current portion                                   35,759            18,058
Deferred income taxes                                                  12,956            13,715

Shareholders' equity:
  Preferred stock                                                          --                --
  Common stock, $.01 par value:
     Authorized shares - 45,000,000
     Issued and outstanding shares - 6,071,158 in 1999 and
       6,293,441 in 1998                                                   61                63
  Additional paid-in capital                                           43,100            44,191
  Retained earnings (deficit)                                            (306)              999
                                                                    ---------           -------
Total shareholders' equity                                             42,855            45,253
                                                                    ---------           -------
Total liabilities and shareholders' equity                          $ 116,459           $92,429
                                                                    =========           =======




  See notes to condensed consolidated financial statements.

                               Landair Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                       Three months ended                 Six months ended
                                                       ------------------                 ----------------
                                                     June 30,        June 30,           June 30,        June 30,
                                                      1999            1998               1999            1998
                                                    --------------------------         --------------------------
                                                               (In thousands, except per share data)

Operating revenue
   Forward Air, Inc.                                $    751         $  1,036         $  1,460         $  2,354
   Other                                              31,654           25,184           62,875           49,189
                                                    --------         --------         --------         --------
                                                      32,405           26,220           64,335           51,543
Operating expenses:
   Salaries, wages and employee benefits              11,683            8,855           22,984           17,288
   Purchased transportation                            8,848            6,340           16,865           12,495
   Fuel and fuel taxes                                 3,509            3,022            7,069            5,959
   Depreciation and amortization                       3,415            2,364            6,615            4,616
   Insurance and claims                                1,812            1,391            3,193            2,618
   Operating leases                                      424              190              806              429
   Other operating expenses                            4,668            2,543            7,633            5,045
                                                    --------         --------         --------         --------
                                                      34,359           24,705           65,165           48,450
                                                    --------         --------         --------         --------
Income (loss) from operations                         (1,954)           1,515             (830)           3,093
Other income (expense):
   Interest expense                                     (687)            (457)          (1,184)            (924)
   Other, net                                              5               20               56               26
                                                    --------         --------         --------         --------
                                                        (682)            (437)          (1,128)            (898)

Income (loss) before income taxes                     (2,636)           1,078           (1,958)           2,195
Income taxes (benefit)                                  (910)             409             (653)             850
                                                    --------         --------         --------         --------
Net income (loss)                                   $ (1,726)        $    669         $ (1,305)        $  1,345
                                                    ========         ========         ========         ========
Income (loss) per share (pro forma in 1998):
   Basic                                            $  (0.28)        $   0.11         $  (0.21)        $   0.21
                                                    ========         ========         ========         ========
   Diluted                                          $  (0.28)        $   0.11         $  (0.21)        $   0.21
                                                    ========         ========         ========         ========





   See notes to condensed consolidated financial statements.

                               Landair Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                   Six months ended
                                                              ---------------------------
                                                               June 30,         June 30,
                                                                 1999            1998
                                                              ---------------------------
                                                                    (In thousands)

      Cash provided by operations                              $  5,623        $  9,060
      Investing activities:
      Proceeds from disposal of property and
         equipment                                                5,242           1,447
      Purchases of property and equipment                       (21,969)        (10,668)
      Acquisition of assets of Laker Express, Inc.              (12,894)             --
      Other                                                         300             (18)
                                                               --------        --------
                                                                (29,321)         (9,239)
      Financing activities:
      Proceeds from long-term debt                               28,087           6,481
      Payments of long-term debt                                 (5,079)         (6,231)
      Payments of capital lease obligations                          --            (624)
      Repurchase of common stock                                 (1,127)             --
      Common stock issued under employee stock
         purchase plan                                               23              --
      Exercise of stock options                                      11              --
                                                               --------        --------
                                                                 21,915            (374)
      Decrease in cash and cash equivalents                    $ (1,783)       $   (553)
                                                               ========        ========
      Non-cash transaction - Issuance of note payable to
         Laker Express, Inc. for asset acquisition             $    400        $     --
                                                               ========        ========





  See notes to condensed consolidated financial statements.

                               Landair Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1999

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 1999 include the accounts of Landair Corporation and its subsidiaries. The unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 1998 include the accounts comprising the truckload operations of Forward Air Corporation (formerly known as Landair Services, Inc.) ("Forward Air"), and are based on historical amounts included in the consolidated financial statements of Forward Air. On July 9, 1998, the Board of Directors of Forward Air authorized the separation of Forward Air into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off").

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

As used in the accompanying condensed consolidated financial statements, the term "Company" refers to Landair Corporation and its subsidiaries for the three and six month periods ended June 30, 1999 and to the truckload operations of Forward Air for the three and six month periods ended June 30, 1998.

These historical financial statements include the results of operations directly related to the truckload operations of Forward Air for the period presented prior to the Spin-off. Significant changes could have occurred in the funding and operations of the Company had it been operated as an independent stand-alone entity during that period, which could have had a significant impact on its results of operations. As a result, the financial information included in these financial statements for the three and six month periods ended June 30, 1998 is not necessarily indicative of the results of operations of the Company which might have occurred had it been an independent stand-alone entity.

The Company is an irregular route, high-service-level truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. The Company provides dry van

                               Landair Corporation

        Notes to Condensed Consolidated Financial Statements (continued)


common carrier and dedicated contract carriage for shippers of a variety of products in the medium- and short-haul markets.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation annual report on Form 10-K for the year ended December 31, 1998.

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

The acquisition was accounted for as a purchase. Identified intangible assets acquired totaled approximately $1.5 million and are being amortized on a straight-line basis over a life of five years. Goodwill totaled approximately $2.6 million and is being amortized on a straight-line basis over a life of 20 years. Accumulated amortization of the identified intangible assets and goodwill totaled $180,000 at June 30, 1999. The results of operations for the acquired business are included in the condensed consolidated statement of income from the acquisition date forward.

                               Landair Corporation

The pro forma unaudited results of operations for the three and six months ended June 30, 1998, assuming the acquisition of Laker assets as of the beginning of the periods presented, are as follows:


                                      Three months ended         Six months ended
                                         June 30, 1998             June 30, 1998
                                      ------------------         -----------------
Operating revenue                          $ 30,456                 $ 59,954
Net income                                      677                    1,369
Income per share:
   Basic                                       0.11                     0.22
   Diluted                                     0.11                     0.22

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had the transaction, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

3.  LONG-TERM DEBT

In January 1999, the Company obtained an additional equipment financing facility, providing borrowing capacity of up to $15 million. A portion of the availability under this new line was immediately used to fund the acquisition of assets from Laker. The facility bears interest at LIBOR plus 0.75% to 2.0%, expires in December 2000, and is secured by certain revenue equipment. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. The Company did not comply with certain financial covenants at June 30, 1999 and, accordingly, obtained a waiver and amendment to such covenants.

4.  SHAREHOLDERS' EQUITY

In February 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in open market purchases. The amount and timing of any repurchases are to be at such prices as management of the Company from time to time approves. As of June 30, 1999, the Company had repurchased 231,600 shares.

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

                               Landair Corporation

6.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share. Income per share for 1998 is presented on a pro forma basis to reflect the 6,293,542 share issuance of common stock as a result of the Spin-off of Landair Corporation (see Note 1) as if the Spin-off had occurred on January 1, 1998:


                                                        Three months ended          Six months ended
                                                     -----------------------     -----------------------
                                                                    June 30,                   June 30,
                                                      June 30,        1998         June 30,      1998
                                                        1999       (Pro forma)       1999     (Pro forma)
                                                     -------------------------   ------------------------
                                                            (in thousands, except per share data)

Numerator:
  Numerator for basic and diluted earnings per
     share - net income (loss)                        $(1,726)       $  669       $(1,305)       $1,345

Denominator:
  Denominator for basic earnings per share -
     weighted-average shares                            6,150         6,294         6,222         6,294
  Effect of dilutive stock options                         52            --            87            --
                                                      -------        ------       -------        ------
  Denominator for diluted earnings per share -
     adjusted weighted-average shares                   6,202         6,294         6,309         6,294
                                                      =======        ======       =======        ======
Basic earnings (loss) per share                       $ (0.28)       $ 0.11       $ (0.21)       $ 0.21
                                                      =======        ======       =======        ======
Diluted earnings (loss) per share (1)                 $ (0.28)       $ 0.11       $ (0.21)       $ 0.21
                                                      =======        ======       =======        ======
Securities that could potentially dilute basic
   income (loss) per share in the future that
   were not included in the computation of
   diluted income per share because to do so
   would have been antidilutive for the periods
   presented                                              100            --           100            --
                                                      =======        ======       =======        ======

(1) Diluted loss per share amounts for 1999 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

7.  INCOME TAXES

For the three and six months ended June 30, 1999 and 1998, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

                              Landair Corporation

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

9.  RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation. These reclassifications had no effect on net income as previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                                             Three months ended                Six months ended
                                                         -------------------------         ------------------------

                                                          June 30,        June 30,         June 30,        June 30,
                                                            1999            1998             1999            1998
                                                         -------------------------         ------------------------
   Operating revenue:
     Forward Air, Inc.                                      2.3%            4.0%             2.3%            4.6%
     Other                                                 97.7            96.0             97.7            95.4
                                                        -------         -------          -------         -------
                                                          100.0           100.0            100.0           100.0
   Operating expenses:

      Salaries, wages and employee
         benefits                                          36.1            33.8             35.7            33.5
      Purchased transportation                             27.3            24.2             26.2            24.2
      Fuel and fuel taxes                                  10.8            11.5             11.0            11.6
      Depreciation and amortization                        10.5             9.0             10.3             9.0
      Insurance and claims                                  5.6             5.3              5.0             5.1
      Operating leases                                      1.3             0.7              1.3             0.8
      Other operating expenses                             14.4             9.7             11.8             9.8
                                                        -------         -------          -------         -------
                                                          106.0            94.2            101.3            94.0
   Income (loss) from operations                           (6.0)            5.8             (1.3)            6.0
   Other income (expense):
      Interest expense                                     (2.1)           (1.8)            (1.8)           (1.8)
      Other, net                                             --             0.1              0.1             0.1
                                                        -------         -------          -------         -------
                                                           (2.1)           (1.7)            (1.7)           (1.7)
                                                        -------         -------          -------         -------
   Income (loss) before income taxes                       (8.1)            4.1             (3.0)            4.3
   Income taxes (benefit)                                  (2.8)            1.5             (1.0)            1.7
                                                        -------         -------          -------         -------
   Net income (loss)                                       (5.3)%           2.6%            (2.0)%           2.6%
                                                        =======         =======          =======         =======


Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Operating revenue increased by $6.2 million, or 23.7%, to $32.4 million in the second quarter of 1999 from $26.2 million in 1998. During the second quarters of 1999 and 1998, the average tractors in service, including owner-operators, were 1,072 and 797, respectively.

The sources of the Company's operating revenue within the Company's one reportable segment were as follows:


                                                     Three Months Ended
                                               ------------------------------
                                                 June 30,          June 30,
                                                  1999              1998
                                               -----------       -----------
                                                       (In thousands)

        Truckload fleet                          $ 25,515         $ 23,044
        Dedicated fleet                             7,026            3,522
        Intrasegment eliminations                    (136)            (346)
                                                 --------         --------
        Total operating revenue                  $ 32,405         $ 26,220
                                                 ========         ========

The operating ratio (operating expenses as a percentage of operating revenue) was 106.0% for the second quarter of 1999 compared to 94.2% for 1998. The increase in the operating ratio in 1999 was due primarily to a higher operating cost structure resulting from a decrease in equipment utilization between periods and other factors as discussed below. The decrease in equipment utilization was attributable to our truckload fleet's operating performance. The truckload fleet's equipment utilization was negatively impacted by the integration of the Laker asset acquisition which was acquired in January and integrated into the Company's operations during the first quarter of 1999. The unfavorable increase in the operating ratio was also attributable to higher than expected driver turnover, which was further compounded by a tight supply of qualified drivers. As a result of the unfavorable results attributed to the Company's expansion efforts, management plans to restrict capital investment in our truckload fleet until we return equipment utilization and operating profitability to acceptable levels.

Salaries, wages and employee benefits were 36.1% of operating revenue in the second quarter of 1999 compared to 33.8% in 1998. The increase in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to a decrease in the equipment utilization between periods, which was partially offset by a decrease in the ratio of Company-operated tractors to owner-operator tractors. The increase was also attributed to workers' compensation expense being 2.2% of revenue higher during the second quarter of 1999 compared to the prior-year quarter due to higher claims and claim development trends during the period. In addition, the 1999 period included severance benefits to be paid in the amount of approximately $200,000. During the second quarter of 1999, average Company-operated tractors in service were 727 compared to 573 in 1998.

Purchased transportation was 27.3% of operating revenue in the second quarter of 1999 compared to 24.2% in 1998. The increase in purchased transportation as a percentage of operating revenue in the second quarter of 1999 was primarily attributable to an increase in the ratio of owner-operator tractors to Company-operated tractors. During the second quarters of 1999 and 1998, approximately 345 and 224, respectively, of the Company's average tractors in service were contracted through owner-operators.

Fuel and fuel taxes were 10.8% of operating revenue in the second quarter of 1999 compared to 11.5% in 1998. The decrease in fuel and fuel taxes as a percentage of operating revenue during the second quarter of 1999 resulted primarily from a 2.8% decrease in the average fuel price per gallon between periods coupled with a decrease in the ratio of Company-operated tractors to owner-operator tractors during the period.

Depreciation and amortization expense as a percentage of operating revenue was 10.5% in the second quarter of 1999 compared to 9.0% in 1998. The increase in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in equipment utilization coupled with the amortization of identified intangible assets and goodwill associated with the Laker acquisition which totaled $107,000, or 0.3% of revenue, during the second quarter of 1999 and higher unit tractor depreciation as the Company decreased the average age of its fleet during 1999. These factors were partially offset by a decrease in the ratio of Company-operated tractors to owner-operator tractors during the second quarter of 1999 compared to the prior-year quarter.

Insurance and claims were 5.6% of operating revenue in the second quarter of 1999 compared to 5.3% in 1998. The increase in insurance and claims expense is due primarily to an increase in the frequency and severity of accidents during the second quarter of 1999 compared with 1998.

Operating leases were 1.3% of operating revenue in the second quarter of 1999 compared to 0.7% in 1998. The increase in operating leases as a percentage of operating revenue during 1999 is attributed to an increase in rent for trailers between periods.

Other operating expenses, a large component of which relates to equipment maintenance, were 14.4% of operating revenue in the second quarter of 1999 compared to 9.7% in 1998. The increase in other operating expenses as a percentage of operating revenue is attributed to a decrease in equipment utilization between periods coupled with an increase in commissions paid to sales agents as the Company expanded its agent relationships during the quarter. In addition, (gains) losses on the sale of revenue equipment (which were netted against other operating expenses) were $422,000 or 1.3% of operating revenue during the second quarter of 1999 compared to $(13,000) or (0.1)% of operating revenue during the same period of 1998.

Interest expense was $687,000 or 2.1% of operating revenue in the second quarter of 1999 compared to $457,000 or 1.8% in 1998. The increase was due to higher average net borrowings during 1999 primarily resulting from the acquisition of assets from Laker on January 7, 1999.

The combined federal and state effective rate for the second quarter of 1999 was a benefit rate of 34.5% compared to a tax rate of 37.9% for 1998.

As a result of the foregoing factors, net income decreased by $2.4 million to a loss of $1.7 million for the second quarter of 1999.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Operating revenue increased by $12.8 million, or 24.8%, to $64.3 million in the first half of 1999 from $51.5 million in 1998. During the first six months of 1999 and 1998, the average tractors in service, including owner-operators, were 1,080 and 789, respectively.

The sources of the Company's operating revenue within the Company's one reportable segment were as follows:

                                                      Six Months Ended
                                               ------------------------------
                                                 June 30,          June 30,
                                                  1999              1998
                                                ----------        ---------
                                                      (In thousands)
        Truckload fleet                          $ 50,752         $ 45,454
        Dedicated fleet                            13,861            6,663
        Intrasegment eliminations                    (278)            (574)
                                                 --------         --------
        Total operating revenue                  $ 64,335         $ 51,543
                                                 ========         ========


The operating ratio (operating expenses as a percentage of operating revenue) was 101.3% for the first half of 1999 compared to 94.0% for 1998. The increase in the operating ratio in 1999 was due primarily to a higher operating cost structure resulting from a decrease in equipment utilization between periods and other factors as discussed below. The decrease in equipment utilization was attributable to our truckload fleet's operating performance. The truckload fleet's equipment utilization was negatively impacted by the integration of the Laker asset acquisition which was acquired in January and integrated into the Company's operations during the first quarter of 1999. The unfavorable increase in the operating ratio was also attributable to higher than expected driver turnover, which was further compounded by a tight supply of qualified drivers. As a result of the unfavorable results attributed to the Company's expansion efforts, management plans to restrict capital investment in our truckload fleet until we return equipment utilization and operating profitability to acceptable levels.

Salaries, wages and employee benefits were 35.7% of operating revenue in the first six months of 1999 compared to 33.5% in 1998. The increase in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to a decrease in equipment utilization between periods, which was partially offset by a decrease in the ratio of Company-operated tractors to owner-operator tractors. The increase was also attributed to workers' compensation expense being 1.3% of revenue higher during the first half of 1999 compared to the prior-year quarter due to higher claims and claim development trends during the period. In addition, the 1999 period included severance benefits to be paid in the amount of approximately $200,000. During the first half of 1999, average Company-operated tractors in service were 753 compared to 565 in 1998.

Purchased transportation was 26.2% of operating revenue in the first half of 1999 compared to 24.2% in 1998. The increase in purchased transportation as a percentage of operating revenue in the first half of 1999 was primarily attributable to an increase in the ratio of owner-operator tractors to Company-operated tractors. During the first six months of 1999 and 1998, approximately 327 and 224, respectively, of the Company's average tractors in service were contracted through owner-operators.

Fuel and fuel taxes were 11.0% of operating revenue in the first half of 1999 compared to 11.6% in 1998. The decrease in fuel and fuel taxes as a percentage of operating revenue during the first six months of 1999 resulted primarily from a 5.0% decrease in the average fuel price per gallon between periods coupled with a decrease in the ratio of Company-operated tractors to owner-operator tractors during the period.

Depreciation and amortization expense as a percentage of operating revenue was 10.3% in the first half of 1999 compared to 9.0% in 1998. The increase in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in equipment utilization coupled with the amortization of identified intangible assets and goodwill associated with the Laker acquisition which totaled $180,000, or 0.3% of revenue, during the first half of 1999 and higher unit tractor depreciation as the Company decreased the average age of its fleet during 1999. These factors were partially offset by a decrease in the ratio of Company-operated tractors to owner-operator tractors during the first half of 1999 compared to the prior-year quarter.

Insurance and claims were 5.0% of operating revenue in the first half of 1999 compared to 5.1% in 1998. The improvement in insurance and claims expense is due primarily to a decrease in the frequency and severity of accidents and lower premium costs during the first half of 1999 compared with 1998.

Operating leases were 1.3% of operating revenue in the first six months of 1999 compared to 0.8% in 1998. The increase in operating leases as a percentage of operating revenue during 1999 is attributed to an increase in rent for trailers between periods.

Other operating expenses, a large component of which relates to equipment maintenance, were 11.8% of operating revenue in the first half of 1999 compared to 9.8% in 1998. The increase in other operating expenses as a percentage of operating revenue is attributed to a decrease in equipment utilization between periods coupled with an increase in commissions paid to sales agents as the Company expanded its agent relationships during the first half of 1999. In addition, (gains) losses on the sale of revenue equipment (which were netted against other operating expenses) were $163,000 or 0.3% of operating revenue during the first six months of 1999 compared to $(45,000) or (0.1)% of operating revenue during the same period of 1998.

Interest expense was $1.2 million or 1.8% of operating revenue in the first half of 1999 compared to $924,000 or 1.8% in 1998. The increase was due to higher average net borrowings during 1999 primarily resulting from the acquisition of assets from Laker on January 7, 1999.

The combined federal and state effective tax rate for the first half of 1999 was a benefit rate of 33.4% compared to a tax rate of 38.8% for 1998.

As a result of the foregoing factors, net income decreased by $2.6 million to a loss of $1.3 million for the first half of 1999.

Liquidity and Sources of Capital

The continued growth of the Company, and the nature of its operations, have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, and through borrowing under credit agreements with financial institutions. Working capital needs have generally been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $5.6 million for the first half of 1999 compared with $9.1 million in the same period of 1998.

Net cash used in investing activities was approximately $29.3 million in the first six months of 1999 compared with $9.2 million in the same period of 1998. Investing activities consisted primarily of the acquisition of revenue equipment and enhanced management information systems during the first six months of 1999 and 1998, the acquisition of assets from Laker, and the purchase of a terminal facility during the first half of 1999.

Net cash provided by financing activities was $21.9 million in the first half of 1999 compared with cash used in financing activities of $374,000 in the same period of 1998. These financing activities for the first half of 1999 and 1998 included the continued financing of revenue equipment coupled with repayment of long-term debt and capital leases. In addition, the first half of 1999 included the financing related to the acquisition of assets from Laker, the $1.1 million repurchase of common stock of the Company and proceeds from the exercise of stock options and common stock issued under an employee stock purchase plan.

The Company's credit facilities include a working capital line of credit and two equipment financing facilities. Subject to maintenance of financial covenants and ratios, these credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $25.0 million under the equipment financing facilities. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 0.75% to 2.0%, expire in September and December 2000, and are secured by accounts receivable and certain revenue equipment. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of June 30, 1999, the Company had $7.2 million of borrowings and $6.7 million of letters of credit outstanding under the working capital line of credit facility and $24.2 million of borrowings outstanding under the equipment financing facilities. As a result of the unfavorable results of operations during the first six months of 1999, management plans to restrict capital investment in our truckload fleet until we return equipment utilization and operating profitability to acceptable levels.

The Company expects to finance its normal operating requirements and planned revenue equipment purchases through available borrowing capacity under existing lines of credit, future borrowings under installment notes for revenue equipment, operating lease financing and cash generated by operations. In the future, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or to access capital markets. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions and other factors over which the Company has little or no control.

Year 2000 Issues

The Company continues to assess the potential impact of the Year 2000 on our internal information technology ("IT") systems and operations. The Company's Year 2000 initiatives include (i) testing and upgrading internal systems; (ii) contacting technology vendors to determine their Year 2000 compliance status;
(iii) interface testing of the Company's internal systems with the systems of its principal technology vendors; and (iv) contingency planning. The scope of these efforts include business systems, systems software, computer hardware, local networking and external telecommunications services.

The Company's State of Readiness

The Company has completed its initial assessment of its IT systems for Year 2000 compliance. During this assessment, the Company identified certain software applications that required modifications or updates for IT systems to be Year 2000 compliant. The Company has obtained or will obtain such modifications and updates. Based upon its initial assessment, the Company believes that substantially all of its critical IT systems are Year 2000 compliant or can be made Year 2000 compliant with minor modifications. The Company anticipates all critical IT systems will be Year 2000 compliant by October 31, 1999.

As an integral part of its Year 2000 compliance effort, the Company has been testing the interfacing of its IT systems with the systems of certain of its IT vendors with whom the Company has material relationships. The Company will continue this testing in an effort to minimize operations disruptions due to Year 2000 issues. At present, the Company has not identified any material IT vendor which will not be Year 2000 compliant.

Estimated Cost to Address Year 2000 Issues

To date, costs incurred in connection with Year 2000 issues have not been material. Management estimates that the total Year 2000 project costs will not have a material impact on the Company's results of operations, liquidity, or financial condition. Except for expenditures for capital items, Year 2000 project costs are being expensed and are funded through cash from operations. The Company has not yet deferred any IT project due to its Year 2000 efforts.

Risks of the Company's Year 2000 Issues

Virtually every aspect of the Company's operations might be disrupted if our systems or the systems of our material vendors are not Year 2000 compliant. While the Company is attempting to minimize any negative consequences arising from Year 2000 issues, there can be no assurance that Year 2000 issues will not have a material adverse impact on our business, operations or financial condition. Moreover, while the Company expects that upgrades to its IT systems will be completed in a timely manner, there can be no assurances that the Company will not encounter unexpected costs or delays.

Moreover, if any of the Company's significant vendors or customers experience business disruptions due to Year 2000 issues, the Company might be adversely affected. In certain instances, primarily telecommunications vendors or vendors materially dependent on telecommunications, the Company is limited in its ability to verify Year 2000 compliance and must rely on vendor representations which may not provide unqualified Year 2000 compliance assurances. Regarding customers, the Company's efforts have been focused on electronic data interface ("EDI") support. The Company is contacting each customer with whom there is an EDI relationship to offer conversion to the Year 2000 compliant version of EDI standards. In certain cases, customers have elected not to upgrade.

At present, the Company is not able to determine whether there would be a material impact on the Company's results of operations, liquidity, or financial condition if the Company's material systems, vendors, and customers are not Year 2000 compliant. A worst-case scenario would result in the short-term inability of the Company to deliver freight for its shippers. This would result in lost revenue; however, the amount would be dependent on the length and nature of the disruption which cannot be predicted or estimated.

Contingency Plans

The Company will formulate detailed contingency plans at that point in time when the Company believes that a material vendor will not be Year 2000 compliant. As the Company anticipates that all its material vendors will be Year 2000 compliant, the Company has not yet established detailed contingency plans. However, as a general precaution, the Company will document manual procedures to be implemented if the IT systems of certain of its material vendors, primarily telecommunications vendors, fail. It is recognized that these procedures would provide limited support in the event of a material vendor failure and would only partially mitigate the impact of the failure on Company operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

At the June 30, 1999 borrowing levels, a hypothetical 10% adverse change in interest rates on the Company's variable rate long-term debt would reduce pre-tax income for the six-month period ended June 30, 1999 by approximately $232,000. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company did not comply with certain financial covenants at June 30, 1999 under a $15.0 million equipment financing facility and, accordingly, received a waiver and amendment to such covenants.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 18, 1999 for the purpose of (a) electing six directors; (b) approving and adopting the Company's Amended and Restated Stock Option and Incentive Plan; (c) approving and adopting the Company's Amended and Restated Non-Employee Director Stock Option Plan; and (d) approving the appointment of independent auditors for 1999.

(b) Shareholders elected each director nominee for a one-year term expiring at the 2000 annual meeting. The vote for each director was as follows:


                                                      For              Withheld
                                                      ---              --------
                  Jerry T. Armstrong               5,928,908            2,008
                  Eddie R. Brown                   5,927,408            3,508
                  Gen. Duane H. Cassidy            5,929,808            1,108
                  C. John Langley, Jr.             5,925,308            5,608
                  Scott M. Niswonger               5,927,408            3,508
                  Richard H. Roberts               5,927,408            3,508


(c) Shareholders approved and adopted the Company's Amended and Restated Stock Option and Incentive Plan. Results are as follows:


               For         Against           Abstain          Broker Non-Votes
               ---         -------           -------          ----------------
           4,857,980       511,650            1,373              559,913

(d) The Company's Amended and Restated Non-Employee Director Stock Option Plan was approved and adopted by the shareholders by the following vote:


               For         Against           Abstain          Broker Non-Votes
               ---         -------           -------          ----------------

           5,307,209        59,899            3,895               559,913

(e) The appointment of Ernst & Young LLP as independent auditors for 1999 was ratified and approved as follows:


              For                  Against                Abstain
              ---                  -------                -------
           5,928,197                1,453                  1,266


ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Landair Corporation




Date:  August 12, 1999                By: /s/ Edward W. Cook
                                          --------------------------------------
                                          Edward W. Cook
                                          Chief Financial Officer
                                          and Senior Vice President

                                  EXHIBIT INDEX



       Exhibit No.
       -----------
         27.1         Financial Data Schedule - Period Ended
                      June 30, 1999 (Electronic Filing Only)

