Form 10-Q
period 1999-09-30
LANDAIR CORP
filed 1999-11-15
CIK 1065932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1999
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

                           YES   [X]            NO    [ ]




The number of shares outstanding of the registrant's common stock, $.01 par value, as of November 5, 1999 was 6,071,365.

                                TABLE OF CONTENTS

                               LANDAIR CORPORATION

                                                                               Page
                                                                              Number
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998                       3

              Condensed Consolidated Statements of Income -
                  Three and nine months ended September 30, 1999 and 1998        4

              Condensed Consolidated Statements of Cash Flows -
                 Nine months ended September 30, 1999 and 1998                   5

              Notes to Condensed Consolidated Financial Statements -
                  September 30, 1999                                             6

ITEM 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 11

ITEM 3.       Quantitative and Qualitative Disclosure of Market Risk            19

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                 20

ITEM 2.       Changes in Securities and Use of Proceeds                         20

ITEM 3.       Defaults Upon Senior Securities                                   20

ITEM 4.       Submission of Matters to a Vote of Security Holders               20

ITEM 5.       Other Information                                                 20

ITEM 6.       Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                      21

EXHIBIT INDEX                                                                   22

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                               Landair Corporation
                      Condensed Consolidated Balance Sheets


                                                                             September 30,    December 31,
                                                                                  1999           1998
                                                                          ---------------------------------
                                                                              (Unaudited)      (Note 1)
                                                                          (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                                  $      10       $ 1,783
    Accounts receivable, less allowance of $536 in 1999 and $370 in 1998          19,506        15,805
    Other current assets                                                           9,298         7,112
                                                                               -----------------------
Total current assets                                                              28,814        24,700

Property and equipment                                                           116,438        98,636
Less accumulated depreciation and amortization                                    29,130        31,242
                                                                               -----------------------
                                                                                  87,308        67,394

Other assets                                                                       4,212           335
                                                                               -----------------------
Total assets                                                                   $ 120,334       $92,429
                                                                               =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $   4,895       $ 3,338
    Accrued expenses                                                               9,509         9,056
    Current portion of long-term debt                                              9,260         3,009
                                                                               -----------------------
Total current liabilities                                                         23,664        15,403

Long-term debt, less current portion                                              41,398        18,058
Deferred income taxes                                                             13,165        13,715

Shareholders' equity:
    Preferred stock                                                                   --            --
    Common stock, $.01 par value:
       Authorized shares - 45,000,000
       Issued and outstanding shares - 6,071,158 in 1999 and 6,293,441 in
         1998                                                                         61            63
    Additional paid-in capital                                                    43,101        44,191
    Retained earnings (deficit)                                                   (1,055)          999
                                                                               -----------------------
Total shareholders' equity                                                        42,107        45,253
                                                                               -----------------------
Total liabilities and shareholders' equity                                     $ 120,334       $92,429
                                                                               =======================


See notes to condensed consolidated financial statements.

                               Landair Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                    Three months ended            Nine months ended
                                                ----------------------------  ----------------------------
                                                September 30,  September 30,  September 30,  September 30,
                                                     1999         1998            1999          1998
                                                ----------------------------  ----------------------------
                                                        (In thousands, except per share data)
Operating revenue:
     Forward Air, Inc.                            $    715       $  1,339       $  2,175       $  4,268
     Other                                          32,272         26,306         95,147         74,920
                                                  -----------------------       -----------------------
                                                    32,987         27,645         97,322         79,188
Operating expenses:
     Salaries, wages and employee
       benefits                                     10,998          9,391         33,982         26,679
     Purchased transportation                        9,350          6,893         26,215         19,388
     Fuel and fuel taxes                             3,709          3,010         10,778          8,969
     Depreciation and amortization                   3,488          2,349         10,103          6,965
     Insurance and claims                            1,323          1,050          4,516          3,668
     Operating leases                                  414            252          1,220            681
     Other operating expenses                        4,182          2,982         11,815          8,027
                                                  -----------------------       -----------------------
                                                    33,464         25,927         98,629         74,377
                                                  -----------------------       -----------------------
Income (loss) from operations                         (477)         1,718         (1,307)         4,811
Other income (expense):
     Interest expense                                 (821)          (458)        (2,005)        (1,382)
     Other, net                                        125             18            181             44
                                                  -----------------------       -----------------------
                                                      (696)          (440)        (1,824)        (1,338)

Income (loss) before income taxes                   (1,173)         1,278         (3,131)         3,473
Income taxes (benefit)                                (424)           481         (1,077)         1,331
                                                  -----------------------       -----------------------
Net income (loss)                                 $   (749)      $    797       $ (2,054)      $  2,142
                                                  =======================       =======================

Income (loss) per share (pro forma in 1998):
     Basic                                        $  (0.12)      $   0.13       $  (0.34)      $   0.34
                                                  =======================       =======================
     Diluted                                      $  (0.12)      $   0.13       $  (0.34)      $   0.34
                                                  =======================       =======================

See notes to condensed consolidated financial statements.

                               Landair Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Nine months ended
                                                      ----------------------------
                                                      September 30,  September 30,
                                                          1999           1998
                                                      -------------  -------------
                                                             (In thousands)
Cash provided by operations                             $  3,240       $ 23,968

Investing activities:
Proceeds from disposal of property and
   equipment                                               8,296          2,637
Purchases of property and equipment                      (28,442)       (15,582)
Acquisition of assets of Laker Express, Inc.             (12,894)            --
Other                                                        (72)           (24)
                                                        -----------------------
                                                         (33,112)       (12,969)

Financing activities:
Proceeds from long-term debt                              36,438         11,529
Payments of long-term debt                                (7,247)       (20,825)
Payments of capital lease obligations                         --         (1,285)
Repurchase of common stock                                (1,127)            --
Common stock issued under employee stock
   purchase plan                                              23             --
Exercise of stock options                                     12             --
Contribution of capital by Forward Air                        --          5,000
                                                        -----------------------
                                                          28,099         (5,581)

Increase (decrease) in cash and cash equivalents        $ (1,773)      $  5,418
                                                        =======================
Non-cash transaction - Issuance of note payable to
   Laker Express, Inc. for asset acquisition            $    400       $     --
                                                        =======================


See notes to condensed consolidated financial statements.

                               Landair Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1999

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 1999 include the accounts of Landair Corporation and its subsidiaries. The unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 1998 include the accounts comprising the truckload operations of Forward Air Corporation (formerly known as Landair Services, Inc.) ("Forward Air"), and are based on historical amounts included in the consolidated financial statements of Forward Air. On July 9, 1998, the Board of Directors of Forward Air authorized the separation of Forward Air into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off").

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

As used in the accompanying condensed consolidated financial statements, the term "Company" refers to Landair Corporation and its subsidiaries for the three and nine month periods ended September 30, 1999 and to the truckload operations of Forward Air for the three and nine month periods ended September 30, 1998.

These historical financial statements include the results of operations directly related to the truckload operations of Forward Air for the period presented prior to the Spin-off. Significant changes could have occurred in the funding and operations of the Company had it been operated as an independent stand-alone entity during that period, which could have had a significant impact on its results of operations. As a result, the financial information included in these financial statements for the three and nine month periods ended September 30, 1998 is not necessarily indicative of the results of operations of the Company which might have occurred had it been an independent stand-alone entity.

The Company is an irregular route, high-service-level truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. The Company provides dry van

                               Landair Corporation
common carrier and dedicated contract carriage for shippers of a variety of products in the medium- and short-haul markets.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation annual report on Form 10-K for the year ended December 31, 1998.

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

The acquisition was accounted for as a purchase. Identified intangible assets acquired totaled approximately $1.5 million and are being amortized on a straight-line basis over a life of five years. Goodwill totaled approximately $2.6 million and is being amortized on a straight-line basis over a life of 20 years. Accumulated amortization of the identified intangible assets and goodwill totaled $288,000 at September 30, 1999. The results of operations for the acquired business are included in the condensed consolidated statement of income from the acquisition date forward.

                               Landair Corporation

The pro forma unaudited results of operations for the three and nine months ended September 30, 1998, assuming the acquisition of Laker assets as of the beginning of the periods presented, are as follows:


                                    Three months ended        Nine months ended
                                    September 30, 1998        September 30, 1998
                                    ------------------        ------------------
                                          (In thousands, except per share data)
Operating revenue                       $   31,885                $   91,839
Net income                                     816                     2,185
Income per share:
   Basic                                      0.13                      0.35
   Diluted                                    0.13                      0.35

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had the transaction, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

3.  LONG-TERM DEBT

In January 1999, the Company obtained an additional equipment financing facility, providing borrowing capacity of up to $15 million. A portion of the availability under this new line was immediately used to fund the acquisition of assets from Laker. The facility bears interest at LIBOR plus 0.75% to 2.0% and is secured by certain revenue equipment. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios.

4.  SHAREHOLDERS' EQUITY

In February 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in open market purchases. The amount and timing of any repurchases are to be at such prices as management of the Company from time to time approves. As of September 30, 1999, the Company had repurchased 231,600 shares.

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

                               Landair Corporation

6.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share. Income per share for 1998 is presented on a pro forma basis to reflect the 6,293,542 share issuance of common stock as a result of the Spin-off of Landair Corporation (see Note 1) as if the Spin-off had occurred on January 1, 1998:


                                                           Three months ended         Nine months ended
                                                      --------------------------- ---------------------------
                                                                    September 30,               September 30,
                                                      September 30,    1998       September 30,     1998
                                                          1999      (Pro forma)       1999       (Pro forma)
                                                      --------------------------- ---------------------------
                                                                (In thousands, except per share data)
Numerator:
    Numerator for basic and diluted earnings per
       share - net income (loss)                        $  (749)      $  797        $(2,054)      $2,142

Denominator:
    Denominator for basic earnings per share -
       weighted-average shares                            6,071        6,294          6,110        6,294
    Effect of dilutive stock options                         54            2             75            1
                                                        --------------------        --------------------
    Denominator for diluted earnings per share -
       adjusted weighted-average shares                   6,125        6,296          6,185        6,295
                                                        ====================        ====================
Basic earnings (loss) per share                         $ (0.12)      $ 0.13        $ (0.34)      $ 0.34
                                                        ====================        ====================
Diluted earnings (loss) per share (1)                   $ (0.12)      $ 0.13        $ (0.34)      $ 0.34
                                                        ====================        ====================
Securities that could potentially dilute basic
   income (loss) per share in the future that were
   not included in the computation of diluted
   income per share because to do so would
   have been antidilutive for the periods
   presented                                                105            8            105            8
                                                        ====================        ====================

(1) Diluted loss per share amounts for 1999 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

7.  INCOME TAXES

For the three and nine months ended September 30, 1999 and 1998, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                                  Three months ended                         Nine months ended
                                          -----------------------------------      --------------------------------------
                                           September 30,       September 30,        September 30,         September 30,
                                               1999                1998                 1999                 1998
                                          -----------------------------------      --------------------------------------
Operating revenue:
    Forward Air, Inc.                           2.2%                 4.8%                 2.2%                 5.4%
    Other                                      97.8                 95.2                 97.8                 94.6
                                          -----------------------------------      --------------------------------------
                                              100.0                100.0                100.0                100.0
Operating expenses:
    Salaries, wages and employee
       benefits                                33.4                 34.0                 34.9                 33.7
    Purchased transportation                   28.3                 24.9                 26.9                 24.4
    Fuel and fuel taxes                        11.2                 10.9                 11.1                 11.3
    Depreciation and amortization              10.6                  8.5                 10.4                  8.8
    Insurance and claims                        4.0                  3.8                  4.6                  4.7
    Operating leases                            1.3                  0.9                  1.3                  0.9
    Other operating expenses                   12.7                 10.8                 12.1                 10.1
                                          -----------------------------------      --------------------------------------
                                              101.5                 93.8                101.3                 93.9
Income (loss) from operations                  (1.5)                 6.2                 (1.3)                 6.1
Other income (expense):
    Interest expense                           (2.5)                (1.7)                (2.1)                (1.8)
    Other, net                                  0.4                  0.1                  0.2                  0.1
                                          -----------------------------------      --------------------------------------
                                               (2.1)                (1.6)                (1.9)                (1.7)
                                          -----------------------------------      --------------------------------------
Income (loss) before income taxes              (3.6)                 4.6                 (3.2)                 4.4
Income taxes (benefit)                         (1.3)                 1.7                 (1.1)                 1.7
                                          -----------------------------------      --------------------------------------
Net income (loss)                              (2.3)%                2.9%                (2.1)%                2.7%
                                          ===================================      ======================================


Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Operating revenue increased by $5.4 million, or 19.6%, to $33.0 million in the third quarter of 1999 from $27.6 million in 1998. During the third quarters of 1999 and 1998, the average tractors in service, including owner-operators, were 1,109 and 835, respectively.

The sources of the Company's operating revenue within the Company's one reportable segment were as follows:

                                                   Three Months Ended
                                          -----------------------------------
                                          September 30,         September 30,
                                              1999                  1998
                                          -------------         -------------
                                                    (In thousands)
        Truckload fleet                     $ 24,593               $ 22,987
        Dedicated fleet                        8,418                  5,022
        Intrasegment eliminations                (24)                  (364)
                                            --------               --------
        Total operating revenue             $ 32,987               $ 27,645
                                            ========               ========

The operating ratio (operating expenses as a percentage of operating revenue) was 101.5% for the third quarter of 1999 compared to 93.8% for 1998. The increase in the operating ratio in 1999 was due primarily to a higher operating cost structure resulting from a decrease in equipment utilization between periods and other factors as discussed below. The decrease in equipment utilization was attributable to our truckload fleet's operating performance. The truckload fleet's equipment utilization was negatively impacted by the Laker asset acquisition in January and integration of the assets into the Company's operations during the first quarter of 1999. The unfavorable increase in the operating ratio was also attributable to higher than expected driver turnover, which was further compounded by a tight supply of qualified drivers. As a result of the unfavorable results attributed to the Company's expansion efforts, management plans to restrict capital investment in our truckload fleet until we return equipment utilization and operating profitability to acceptable levels. During the third quarter, the Company commenced operation of a four year $60 million dedicated fleet contract. This dedicated contract enabled us to shift under-utilized revenue equipment from our truckload division. Start-up costs, which were expensed during the quarter, were incurred in connection with this new dedicated fleet contract. Such costs totaled an estimated $500,000 on a pre-tax basis, or $.05 per share.

Salaries, wages and employee benefits were 33.4% of operating revenue in the third quarter of 1999 compared to 34.0% in 1998. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to a decrease in the ratio of Company-operated tractors to owner-operator tractors, which was partially offset by a decrease in the equipment utilization between periods. During the third quarter of 1999, average Company-operated tractors in service were 759 compared to 583 in 1998.

Purchased transportation was 28.3% of operating revenue in the third quarter of 1999 compared to 24.9% in 1998. The increase in purchased transportation as a percentage of operating revenue in the third quarter of 1999 was primarily attributable to an increase in the ratio of owner-operator tractors to Company-operated tractors. During the third quarters of 1999 and 1998, approximately 350 and 252, respectively, of the Company's average tractors in service were contracted through owner-operators.

Fuel and fuel taxes were 11.2% of operating revenue in the third quarter of 1999 compared to 10.9% in 1998. The increase in fuel and fuel taxes as a percentage of operating revenue during the third quarter of 1999 resulted primarily from a 9.5% increase in the average fuel price per gallon between periods partially offset by a decrease in the ratio of Company-operated tractors to owner-operator tractors during the period.

Depreciation and amortization expense as a percentage of operating revenue was 10.6% in the third quarter of 1999 compared to 8.5% in 1998. The increase in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in equipment utilization coupled with the amortization of identified intangible assets and goodwill associated with the Laker acquisition which totaled $107,000, or 0.3% of revenue, during the third quarter of 1999 and higher unit tractor depreciation as the Company decreased the average age of its fleet during 1999. These factors were partially offset by a decrease in the ratio of Company-operated tractors to owner-operator tractors during the third quarter of 1999 compared to the prior-year quarter.

Insurance and claims were 4.0% of operating revenue in the third quarter of 1999 compared to 3.8% in 1998. The increase in insurance and claims expense is due primarily to an increase in the frequency and severity of accidents during the third quarter of 1999 compared with 1998.

Operating leases were 1.3% of operating revenue in the third quarter of 1999 compared to 0.9% in 1998. The increase in operating leases as a percentage of operating revenue during 1999 is attributed to an increase in rent for revenue equipment between periods.

Other operating expenses, a large component of which relates to equipment maintenance, were 12.7% of operating revenue in the third quarter of 1999 compared to 10.8% in 1998. The increase in other operating expenses as a percentage of operating revenue is attributed to a decrease in equipment utilization between periods coupled with an increase in commissions paid to sales agents.

Interest expense was $821,000 or 2.5% of operating revenue in the third quarter of 1999 compared to $458,000 or 1.7% in 1998. The increase was due to higher average net borrowings during 1999 primarily resulting from the acquisition of assets from Laker in January 1999.

The combined federal and state effective rate for the third quarter of 1999 was a benefit rate of 36.1% compared to a tax rate of 37.6% for 1998.

As a result of the foregoing factors, net income decreased by $1.5 million to a loss of $749,000 for the third quarter of 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Operating revenue increased by $18.1 million, or 22.9%, to $97.3 million in the first nine months of 1999 from $79.2 million in 1998. During the first nine months of 1999 and 1998, the average tractors in service, including owner-operators, were 1,090 and 804, respectively.

The sources of the Company's operating revenue within the Company's one reportable segment were as follows:


                                                 Nine Months Ended
                                         ----------------------------------
                                         September 30,        September 30,
                                             1999                  1998
                                         -------------        -------------
                                                    (In thousands)
Truckload fleet                             $ 75,346             $ 68,441
Dedicated fleet                               22,279               11,685
Intrasegment eliminations                       (303)                (938)
                                            --------             --------
Total operating revenue                     $ 97,322             $ 79,188
                                            ========             ========


The operating ratio (operating expenses as a percentage of operating revenue) was 101.3% for the first nine months of 1999 compared to 93.9% for 1998. The increase in the operating ratio in 1999 was due primarily to a higher operating cost structure resulting from a decrease in equipment utilization between periods and other factors as discussed below. The decrease in equipment utilization was attributable to our truckload fleet's operating performance. The truckload fleet's equipment utilization was negatively impacted by the Laker asset acquisition in January and integration of the assets into the Company's operations during the first quarter of 1999. The unfavorable increase in the operating ratio was also attributable to higher than expected driver turnover, which was further compounded by a tight supply of qualified drivers. As a result of the unfavorable results attributed to the Company's expansion efforts, management plans to restrict capital investment in our truckload fleet until we return equipment utilization and operating profitability to acceptable levels.

Salaries, wages and employee benefits were 34.9% of operating revenue in the first nine months of 1999 compared to 33.7% in 1998. The increase in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to a decrease in equipment utilization between periods, which was partially offset by a decrease in the ratio of Company-operated tractors to owner-operator tractors. The increase was also attributed to workers' compensation expense being 1.1% of revenue higher during the first nine months of 1999 compared to the prior-year period due to higher claims and claim development trends. In addition, the 1999 period included severance benefits in the amount of approximately $200,000. During the first nine months of 1999, average Company-operated tractors in service were 755 compared to 571 in 1998.

Purchased transportation was 26.9% of operating revenue in the first nine months of 1999 compared to 24.4% in 1998. The increase in purchased transportation as a percentage of operating revenue in the first nine months of 1999 was primarily attributable to an increase in the ratio of owner-operator tractors to Company-operated tractors. During the first nine months of 1999 and 1998, approximately 335 and 233, respectively, of the Company's average tractors in service were contracted through owner-operators.

Fuel and fuel taxes were 11.1% of operating revenue in the first nine months of 1999 compared to 11.3% in 1998. The decrease in fuel and fuel taxes as a percentage of operating revenue during the first nine months of 1999 resulted primarily from a decrease in the ratio of Company-operated tractors to owner-operator tractors during the period.

Depreciation and amortization expense as a percentage of operating revenue was 10.4% in the first nine months of 1999 compared to 8.8% in 1998. The increase in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in equipment utilization coupled with the amortization of identified intangible assets and goodwill associated with the Laker acquisition which totaled $288,000, or 0.4% of revenue, during the first nine months of 1999 and higher unit tractor depreciation as the Company decreased the average age of its fleet during 1999. These factors were partially offset by a decrease in the ratio of Company-operated tractors to owner-operator tractors during the first nine months of 1999 compared to the prior-year quarter.

Insurance and claims were 4.6% of operating revenue in the first nine months of 1999 compared to 4.7% in 1998. The improvement in insurance and claims expense is due primarily to a decrease in the frequency and severity of accidents and lower premium costs during the first nine months of 1999 compared with 1998.

Operating leases were 1.3% of operating revenue in the first nine months of 1999 compared to 0.9% in 1998. The increase in operating leases as a percentage of operating revenue during 1999 is attributed to an increase in rent for revenue equipment between periods.

Other operating expenses, a large component of which relates to equipment maintenance, were 12.1% of operating revenue in the first nine months of 1999 compared to 10.1% in 1998. The increase in other operating expenses as a percentage of operating revenue is attributed to a decrease in equipment utilization between periods coupled with an increase in commissions paid to sales agents as the Company expanded its agent relationships during the first nine months of 1999. In addition, (gains) losses on the sale of revenue equipment (which were netted against other operating expenses) were $268,000 or 0.3% of operating revenue during the first nine months of 1999 compared to $38,000 or 0.1% of operating revenue during the same period of 1998.

Interest expense was $2.0 million or 2.1% of operating revenue in the first nine months of 1999 compared to $1.4 million or 1.8% in 1998. The increase was due to higher average net borrowings during 1999 primarily resulting from the acquisition of assets from Laker in January 1999.

The combined federal and state effective tax rate for the first nine months of 1999 was a benefit rate of 34.4% compared to a tax rate of 38.3% for 1998.

As a result of the foregoing factors, net income decreased by $4.2 million to a loss of $2.1 million for the first nine months of 1999.

Liquidity and Sources of Capital

The continued growth of the Company, and the nature of its operations, have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, and through borrowing under credit agreements with financial institutions. Working capital needs have generally been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $3.2 million for the first nine months of 1999 compared with $24.0 million in the same period of 1998.

Net cash used in investing activities was approximately $33.1 million in the first nine months of 1999 compared with $13.0 million in the same period of 1998. Investing activities consisted primarily of the acquisition of revenue equipment and enhanced management information systems during the first nine months of 1999 and 1998, the acquisition of assets from Laker, and the purchase of a terminal facility during the first nine months of 1999.

Net cash provided by financing activities was $28.1 million in the first nine months of 1999 compared with cash used in financing activities of $5.6 in the same period of 1998. These financing activities for the first nine months of 1999 and 1998 included the continued financing of revenue equipment coupled with repayment of long-term debt and capital leases. In addition, the first nine months of 1999 included the financing related to the acquisition of assets from Laker, the $1.1 million repurchase of common stock of the Company and proceeds from the exercise of stock options and common stock issued under an employee stock purchase plan.

The Company's credit facilities include a working capital line of credit and two equipment financing facilities. Subject to maintenance of financial covenants and ratios, these credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $28.0 million under the equipment financing facilities. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 0.75% to 2.0%, expire in October and December 2000, and are secured by accounts receivable and certain revenue equipment. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of September 30, 1999, the Company had $8.2 million of borrowings and $5.0 million of letters of credit outstanding under the working capital line of credit facility and $27.7 million of borrowings outstanding under the equipment financing facilities. As a result of the unfavorable results of operations during the first nine months of 1999, management plans to restrict capital investment in our truckload fleet until we return equipment utilization and operating profitability to acceptable levels.

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

Year 2000 Issues

The Company continues to assess the potential impact of the Year 2000 on our internal information technology ("IT") systems and operations. The Company's Year 2000 initiatives include (i) testing and upgrading internal systems; (ii) contacting technology vendors to determine their Year 2000 compliance status;
(iii) interface testing of the Company's internal systems with the systems of its principal technology vendors; and (iv) contingency planning. The scope of these efforts includes business systems, systems software, computer hardware, local networking and external telecommunications services.

The Company's State of Readiness

The Company has completed its assessment of its IT systems for Year 2000 compliance. During this assessment, the Company identified certain software applications that required modifications or updates for IT systems to be Year 2000 compliant. The Company has obtained or will obtain such modifications and updates. Based upon its assessment, the Company believes that substantially all of its critical IT systems are Year 2000 compliant or can be made Year 2000 compliant with minor modifications. The Company anticipates all critical IT systems will be Year 2000 compliant by November 15, 1999.

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

Moreover, if any of the Company's significant vendors or customers experience business disruptions due to Year 2000 issues, the Company might be adversely affected. In certain instances, primarily telecommunications vendors or vendors materially dependent on telecommunications, the Company is limited in its ability to verify Year 2000 compliance and must rely on vendor representations which may not provide unqualified Year 2000 compliance assurances. The Company's efforts with respect to its customers have been focused on electronic data interface ("EDI") support. The Company is contacting each customer with whom there is an EDI relationship to offer conversion to the Year 2000 compliant version of EDI standards. In certain cases, customers have elected not to upgrade.

At present, the Company is not able to determine whether there would be a material impact on the Company's results of operations, liquidity or financial condition if the Company's material systems, vendors and customers are not Year 2000 compliant. A worst-case scenario would result in the short-term inability of the Company to deliver freight for its shippers. This would result in lost revenue; however, the amount would be dependent on the length and nature of the disruption which cannot be predicted or estimated.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

At the September 30, 1999 borrowing levels, a hypothetical 10% adverse change in interest rates on the Company's variable rate long-term debt would reduce pre-tax income for the nine-month period ended September 30, 1999 by approximately $210,000. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

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


ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable


ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

The Company did not comply with certain financial covenants at September 30, 1999 under a $15.0 million working capital line of credit and a $10.0 million equipment financing facility and, accordingly, received a waiver and amendment to such covenants.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.          OTHER INFORMATION

Not Applicable


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Landair Corporation


Date:  November 12, 1999                 By: /s/ Edward W. Cook
                                             -------------------------
                                             Edward W. Cook
                                             Chief Financial Officer
                                             and Senior Vice President

                                  EXHIBIT INDEX

      Exhibit No.
      -----------
         10.1                 First Amendment to Loan and Security Agreement
                              among SunTrust Bank, Nashville, N.A., the
                              Registrant and Landair Transport, Inc.
                              dated July 28, 1999

         10.2 Second Amendment to Loan and Security Agreement among SunTrust Bank, Nashville, N.A., the
                              Registrant and Landair Transport, Inc.
                              dated August 26, 1999

         27.1                 Financial Data Schedule - Period Ended
                              September 30, 1999 (Electronic Filing Only)