Form 10-K405
period 1999-12-31
LANDAIR CORP
filed 2000-03-08
CIK 1065932

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 2000 was approximately $17.5 million based on the closing price of such stock on such date of $5.00.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of February 1, 2000 was 6,018,648.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

                                TABLE OF CONTENTS

                                                                          Page Number
                                                                          -----------
                                 Part I

Item 1.   Business                                                            3

Item 2.   Properties                                                          8

Item 3.   Legal Proceedings                                                   8

Item 4.   Submission of Matters to a Vote of Security Holders                 8

Executive Officers of the Registrant                                          9

                                 Part II

Item 5.   Market for Registrant's Common Stock and                           12
          Related Shareholder Matters

Item 6.   Selected Financial Data                                            13

Item 7.   Management's Discussion and Analysis of Financial                  14
          Condition and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         20

Item 8.   Financial Statements and Supplementary Data                        21

Item 9.   Changes in and Disagreements with Accountants on                   21
          Accounting and Financial Disclosure

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant                 22

Item 11.  Executive Compensation                                             22

Item 12.  Security Ownership of Certain Beneficial                           22
          Owners and Management

Item 13.  Certain Relationships and Related Transactions                     22

                                 Part IV

Item 14.  Exhibits, Financial Statement Schedules and                        23
          Reports on Form 8-K

Signatures                                                                   24

Index to Financial Statements and Financial Statement Schedule               F-2

                                     PART I

ITEM 1. BUSINESS

GENERAL

       Landair Corporation, through its operating subsidiaries (the "Company"), is a truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. The Company provides dry van common carrier and dedicated contract carriage for shippers of a variety of products in the medium- and short-haul markets. These products include, among others, air freight, automotive parts and supplies, electronics, metal products, paper products, building products, textiles, retail and other consumer goods. The preponderance of the Company's business involves providing high-quality, specialized services to service-sensitive shippers on both a dedicated and ad hoc basis. To improve service to the differing requirements of customers at numerous shipping locations, the Company has terminals where over-the-road tractors are based and drivers are domiciled.

       The Company utilizes a satellite-linked, computerized operations system to monitor and facilitate the movement of freight. The Company's operating philosophy is founded on maintaining the highest level of service at market competitive prices in the most efficient manner possible.

       During 1999, the Company continued to focus its marketing efforts and capital resources on dedicated contract carriage. Management believes the future growth of the Company will be in the dedicated contract carriage area and less in the common carrier area as a result of the commoditization of the truckload sector.

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

OPERATIONS

       The Company currently conducts its common carrier operations from seven terminals. Each terminal is the base for certain over-the-road tractors and is the domicile of the drivers who operate those tractors. These terminals have facilities and staff to provide driver supervision, and five provide both fueling and maintenance. The Company also operates facilities for its dedicated operations. The Company believes this network of facilities enhances its ability to provide responsive service to its customers in an efficient manner.

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

       The Company's truckload carrier operations consist principally of dedicated contract carriage and common carriage:

       Dedicated Contract Carriage. The Company's dedicated fleet provides dedicated equipment and personnel on a contractual basis to each of its customers for that customer's exclusive use, frequently as a lower cost alternative to private carriage. While providing shippers with a higher level of service, the implementation of a dedicated fleet program frees for other uses that portion of a shipper's capital that would have been invested in a private fleet. This ability to redeploy capital allows shippers to better utilize resources in furtherance of their primary businesses. The dedicated fleet's service also includes certain on-site staffing requirements typically associated with operating a private fleet.

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

       The primary focus of the Company's marketing strategy is to focus on the growth and development of the dedicated contract business. Within the common carriage operation, the Company continues to increase freight density within defined market areas that are consistent with the Company's growth and profit objectives by capitalizing on the trend of shippers to use a fewer number of truckload carriers in pursuit of a "core carrier" partnership strategy and the trend to outsource private fleet transportation requirements. The financial and operating goal of the Company is to maximize profitability by achieving optimal equipment utilization and yield, while meeting or exceeding customer service requirements.

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

       The Company has purchased its tractors from Freightliner Corporation and Volvo Trucks North America, Inc. and most of its trailers from Great Dane Corporation. The majority of the tractors purchased are equipped with Series 60 Detroit Diesel electronic engines which have contributed significantly to increased fuel efficiency. Certain of the Company's purchase and lease agreements include a guaranteed predetermined trade value for tractors after three or four years.

       As of December 31, 1999, the Company owned or leased 707 tractors and contracted for 331 tractors from owner-operators. The average age of the Company-owned tractor fleet was approximately 1.8 years at December 31, 1999. As of December 31, 1999, the Company owned or leased 3,135 trailers, of which substantially all are 53' long and 135 include specialized roller bed equipment required to serve air cargo industry customers. By having a majority of the Company's trailer fleet equipped with 53' trailers, the Company is able to provide its customers with more economy and convenience and increased driver productivity. The average age of the trailer fleet was approximately 5.0 years at December 31, 1999.

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

EMPLOYEES

       As of December 31, 1999, the Company employed approximately 1,000 persons, 715 of whom were drivers.

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

       Safety and Training. The Company conducts comprehensive training programs to promote safety, customer relations, service standards, productivity and positive attitudes. Driver training and safety programs are developed by the Company's safety department. Drivers meet or exceed United States Department of Transportation ("DOT") qualifications. Driver qualification files are updated at least annually to maintain compliance with DOT regulations.

       The Company's safety department focuses on (i) recruiting and maintaining qualified drivers; (ii) improving driver and management safety training; (iii) implementing periodic reviews of driving records; (iv) creating incentive bonuses for drivers with good safety records and (v) raising awareness of safety-related issues on a Company-wide basis.

       In March 1998, the DOT initiated a safety audit of the Company, and in May 1998, the Company was notified that it had retained its satisfactory rating.

OWNER-OPERATORS

       The Company intends to continue to expand its operations with owner-operator equipment. The Company believes that the owner-operators with whom it contracts are generally more experienced than the general driver population and that they have a vested interest in protecting their own equipment that motivates them to operate in a cautious manner. Typically, owner-operators are responsible for paying all their operating expenses including fuel, maintenance, equipment payments and all other equipment-related expenses. Owner-operators are compensated by the Company on a rate per mile or percentage of revenue basis. As of December 31, 1999, 32% of the Company's tractors in service were contracted to the Company by owner-operators.

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

TRANSPORTATION REGULATIONS

       The interstate motor carrier operations of the Company are subject to safety requirements prescribed by the DOT and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. The Company's Canadian operations are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and various provincial laws and regulations.

       The Company is subject to various federal, state and local environmental laws and regulations. Management believes that the Company is in substantial compliance with applicable regulatory requirements relating to its operations. Failure of the Company to comply with the applicable regulations could result in substantial fines or revocation of the Company's operating permits.

ENVIRONMENTAL REGULATIONS

       The Company has above-ground fuel storage tanks at its Atlanta, Georgia; Indianapolis, Indiana; Greeneville, Tennessee; and Memphis, Tennessee facilities and underground fuel storage tanks at its Columbus, Ohio facility. Such storage tanks are subject to various federal and state environmental laws and regulations. Management believes that the Company is in substantial compliance with applicable environmental laws and regulations. No material increase for expenditures for compliance with federal, state and local environmental laws and regulations is anticipated in 2000.

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

MAJOR CUSTOMER

       One customer of the Company, Federal Express Corporation, accounted for 21% of consolidated operating revenue for the year ended December 31, 1999.

ITEM 2. PROPERTIES

       The Company's offices and terminals in Columbus, Ohio and terminal facility in Greeneville, Tennessee are owned by the Company. The remaining Company facilities are leased. The Company's headquarters are located in Greeneville, Tennessee.

       The Company currently operates terminals at the following locations:

           Atlanta, GA                                Greeneville, TN
           Chicago, IL                                Indianapolis, IN
           Columbus, OH                               Olive Branch, MS
           Detroit, MI



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 1999, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

        The following are the Company's executive officers:


Name                            Age              Position
----                            ---              --------
Scott M. Niswonger (1)......... 52    Chairman of the Board and Chief Executive
                                      Officer
C. Tim Roach................... 54    President and Chief Operating Officer
Edward W. Cook (1)............. 41    Chief Financial Officer, Senior Vice President
                                      and Treasurer
Richard H. Roberts (1)......... 45    Senior Vice President, General Counsel and
                                      Secretary
N. Jeffrey Woods............... 42    Vice President, Operations

----------------------------
(1) Also serves as an executive officer of Forward Air.

        There are no family relationships between any of the executive officers of the Company. All officers hold office at the pleasure of the Board of Directors.

        The following background material is provided for each executive officer employed by the Company, including employment history for at least the last five years.

        Scott M. Niswonger has served as Chairman of the Board and Chief Executive Officer of the Company since July 1998. Mr. Niswonger has also served as an executive officer and director of Forward Air since 1981 and serves on the Regional Advisory Board of First Tennessee Bank National Association.

        C. Tim Roach has served as President, Chief Operating Officer and director of the Company since October 1999. Mr. Roach has 30 years of motor carrier management experience, most recently serving as a consultant to the industry, and from July 1999 to October 1999 was under contract to the Company. He has held other contract management positions including with Rocor International, Inc. from September 1997 until September 1998 and Daymark, Inc. from September 1996 until September 1997. Prior to these assignments, he was Senior Vice President for Stevens Transport, Inc. from March 1992 until September 1996 and has held other senior management positions within the industry since 1970.

        Edward W. Cook has served as Chief Financial Officer, Senior Vice President and Treasurer of the Company since July 1998. Mr. Cook was employed as a certified public accountant by Ernst & Young LLP for eleven years, most recently as a senior manager in the Nashville, Tennessee office. Mr. Cook has served as a director of Forward Air since September 1994.

        Richard H. Roberts has served as Senior Vice President, General Counsel and Secretary and as a director of the Company since July 1998. Mr. Roberts was a partner with the Baker, Worthington, Crossley & Stansberry law firm from January 1991 until July 1994. Mr. Roberts also serves as a director of Forward Air and Miller Industries, Inc.

        N. Jeffrey Woods has served as Vice President of Operations of the Company since July 1998. Mr. Woods served as Vice President of Truckload Operations for Forward Air from July 1991 until July 1998. From April 1985 to June 1990, Mr. Woods served in various capacities with Ryder Systems, Inc., including Director of Operations Planning and Director of Central Operations of Ryder-Temperature Controlled Carriage in Nashville, Tennessee.

OTHER KEY EMPLOYEES

        Harry O. Crabtree has served as Vice President, Safety, of Landair Transport, Inc. ("Landair Transport") since January 1998. Prior to joining Landair Transport, he served as Vice President, Safety and Quality of Landstar Inway, Inc. from January 1997 until January 1998. Mr. Crabtree was Vice President, Risk Management, for Landstar TLC, Inc. from March 1995 to January 1997, and was Director of Safety for Landstar Poole, Inc. from March 1989 until March 1995. From June 1979 to March 1989, Mr. Crabtree held various management positions at Landstar Poole, Inc. advancing through the maintenance, operations, claims and safety departments.

        P. Michael Davis has served as Vice President of Dedicated Operations of Landair Transport since July 1998. Mr. Davis previously served as Vice President of the Dedicated Fleet Division of Builders Transport, Inc.
("Builders Transport") in Camden, South Carolina from February 1989 to July
1998 and as Vice President of Sales from March 1986 to January 1989. Prior to March 1986, Mr. Davis spent 23 years with McLean
Trucking Company.

        Jeffrey S. Kleiber has served as Director of Claims of Landair Transport since June 1996 and as Vice President, Safety and Risk Management, from January 1997 until March 1998, when he was appointed Vice President, Risk Management. Prior to joining Landair Transport, he served as President of Mid Atlantic Claims, Inc. in York, Pennsylvania, a third-party administration company which primarily handled transportation losses and claims for Goodway Transport, Inc., where he also served as Vice President of Safety and Risk Management from January 1992 until May 1996. From June 1978 until January 1992, Mr. Kleiber served as Vice President of Safety at Shaffer Trucking, Inc. in New Kingstown, Pennsylvania.

        Jeffrey W. Maddison has served as Vice President, Maintenance and Purchasing, of Landair Transport since January 1996. He held the same position with Forward Air from February 1996 until August 1998. Mr. Maddison served as Executive Vice President for Erin Truckways, Ltd., d/b/a Digby Truck Lines from January 1992, and was Vice President of Maintenance for Crete Carrier Corp., Shaffer Trucking, Inc., Sunflower Carriers, Inc. and HTL Truck Lines, Inc. from September 1987 until December 1991.

        John R. Morris has served as President of Dedicated Operations for Landair Transport since July 1998. Mr. Morris was President and Chief Operating Officer of Builders Transport from January 1989 until December 1993 and from December 1995 until August 1996 before joining Landair Transport. Mr. Morris served as director of Builders Transport from January 1989 until September 1990 and from October 1990 until July 1998. Also while at Builders Transport, Mr. Morris filled the position of President of Dedicated Services and Contract Logistics Group from December 1993 until December 1995. He was also Chief Executive Officer for Builders Transport on two occasions between June 1990 and November 1992. Mr. Morris was in charge of the Dedicated Fleet operations for Builders Transport from January 1986 until January 1989. He also spent 23 years with McLean Trucking Company before joining Builders Transport.

        Greg R. Smith has served as Vice President of Dedicated Operations of Landair Transport since July 1998. Mr. Smith was employed with Builders Transport as Vice President of Sales, Dedicated Services, from January 1989 until joining Landair Transport. From April 1987 until August 1988, he served as Vice President, Sales and Marketing, for Poole Truckline, Inc. Mr. Smith served in various positions at Schneider National, Inc., the last being Area Vice President, Sales and Marketing, from July 1980 until April 1987.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

       Since the pro rata distribution to the shareholders of Forward Air of all of the outstanding $.01 par value Common Stock on September 23, 1998, the Common Stock has traded on The Nasdaq National Market tier of The Nasdaq Stock Market(R) under the symbol "LAND." The following table sets forth the high and low sale prices for the Common Stock as reported by The Nasdaq National Market from September 24-30, 1998, for the fourth quarter of 1998 and for each quarter of 1999:


                       1998                            High          Low
                       ----                            ----          ---
                 September 24-30..................    $6.50         $4.00
                 Fourth Quarter...................    $8.50         $3.00

                       1999                            High          Low
                       ----                            ----          ---
                 First Quarter....................    $8.44         $4.75
                 Second Quarter...................    $5.88         $3.88
                 Third Quarter....................    $6.00         $3.13
                 Fourth Quarter...................    $6.25         $4.75


        There were approximately 1,000 shareholders of record (including brokerage firms and other nominees) of the Common Stock as of December 31, 1999.

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



                                                                      Year ended December 31
                                           ----------------------------------------------------------------------
                                               1999           1998          1997           1996          1995
                                            ---------       ---------     --------       --------      --------
                                                              (In thousands, except per share data)
STATEMENTS OF INCOME DATA:
Operating revenue                           $131,855        $110,353      $ 91,398       $ 82,242      $ 87,764
Income (loss) from operations                   (236)          6,453         3,739            825         4,104
Operating ratio (1)                            100.2%           94.2%         95.9%          99.0%         95.3%
Net income (loss)                             (1,830)          3,075         1,150           (905)          937
Income (loss) per share - basic (2)            (0.30)           0.49          0.18          (0.14)         0.15
Income (loss) per share - diluted (2)          (0.30)           0.49          0.18          (0.14)         0.15

Cash dividends declared per
   common share                                   --              --            --             --            --

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                $111,369        $ 92,429      $ 97,208       $ 89,292      $ 95,200
Long-term obligations, net of
    current portion                           32,970          18,058        14,151         19,771        29,990
Shareholders' equity                          42,168          45,253        39,558         38,408        39,313


(1)  Operating expenses as a percentage of operating revenue.

(2) Income (loss) per share is presented on a pro forma basis for the 1995 through 1998 years to reflect the 6.3 million share issuance of Common Stock as a result of the Spin-off of the Company in September 1998, as if the Spin-off had occurred on January 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The financial information presented in this annual report on Form 10-K includes the assets and liabilities and results of operations directly related to the truckload operations of Forward Air for all periods presented prior to the Spin-off on September 23, 1998, and of the Company subsequent to the Spin-off. (See Note 1 of Notes to Consolidated Financial Statements.) Significant changes could have occurred in the funding and operations of the Company had it been operated as an independent stand-alone entity during the periods prior to the Spin-off, which could have had a significant impact on its financial position and results of operations. As a result, the financial information included in these financial statements for periods through September 23, 1998 is not necessarily indicative of the financial position and results of operations of the Company which might have occurred had it been an independent stand-alone entity during those periods.

        The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                                      Year Ended December 31
                                               ------------------------------------
                                                1999           1998           1997
                                              --------        -------       -------
Operating revenue:
   Forward Air                                   2.5%           4.0%          6.7%
   Other                                        97.5           96.0          93.3
                                               -----          -----         -----
                                               100.0          100.0         100.0

Operating expenses:
   Salaries, wages and employee benefits        34.4           34.2          34.2
   Purchased transportation                     26.8           24.6          23.5
   Fuel and fuel taxes                          11.1           11.0          12.3
   Depreciation and amortization                10.3            8.8           9.1
   Insurance and claims                          4.7            4.5           5.8
   Operating leases                              1.3            1.0           0.7
   Other operating expenses                     11.6           10.1          10.3
                                               -----          -----         -----
Total operating expenses                       100.2           94.2          95.9
                                               -----          -----         -----
Income (loss) from operations                   (0.2)           5.8           4.1
Interest expense                                (2.2)          (1.4)         (2.0)
Other income, net                                0.3            0.1            --
                                               -----          -----         -----
Income (loss) before income taxes               (2.1)           4.5           2.1
Income taxes (benefit)                          (0.7)           1.7           0.8
Net income (loss)                               (1.4)%          2.8%          1.3%
                                               =====          =====         =====



Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

       Operating revenue increased by $21.5 million, or 19.5%, to $131.9 million for 1999 from $110.4 million in 1998. The increase in operating revenue resulted primarily from additional tractors in service during 1999. Average tractors in service were 1,082 during 1999 and 835 in 1998.

       The sources of the Company's operating revenue within the Company's one reportable segment were as follows:

                                                Year Ended December 31
                                             -----------------------------
                                               1999                 1998
                                             --------             --------
                                                     (In thousands)

Truckload fleet                              $  98,783            $  92,948
Dedicated fleet                                 33,377               18,508
Intrasegment eliminations                         (305)              (1,103)
                                             ---------            ---------
Total operating revenue                      $ 131,855            $ 110,353
                                             =========            =========


       The operating ratio for 1999 was 100.2% compared to 94.2% for 1998. The increase in the operating ratio in 1999 was due primarily to a higher operating cost structure resulting from a decrease in equipment utilization between periods and other factors as discussed below. The decrease in equipment utilization was attributable to our truckload fleet's operating performance. The truckload fleet's equipment utilization was negatively impacted by the Laker Express, Inc. ("Laker") asset acquisition in January 1999 and integration of the assets into the Company's operations. The unfavorable increase in the operating ratio was also attributable to higher than expected driver turnover, which was further compounded by a tight supply of qualified drivers. As a result of the unfavorable results attributed to the Company's expansion efforts, management plans to restrict capital investment in our truckload fleet until we return equipment utilization and operating profitability to acceptable levels. During the third quarter, the Company commenced operation of a four-year $60 million revenue dedicated fleet contract. This dedicated contract enabled us to shift under-utilized revenue equipment from our truckload division. Start-up costs, which were expensed during the quarter, were incurred in connection with this new dedicated fleet contract. Such costs totaled an estimated $500,000 on a pre-tax basis, or $.05 per share.

       Salaries, wages and employee benefits were 34.4% of operating revenue in 1999 compared to 34.2% in 1998. The increase in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to a decrease in the equipment utilization, which was partially offset by a decrease in the ratio of Company-operated tractors to owner-operator tractors between periods. The average number of Company-operated tractors in service was 746 in 1999 and 589 in 1998.

       Purchased transportation was 26.8% of operating revenue in 1999 compared to 24.6% in 1998. The increase in purchased transportation as a percentage of operating revenue was primarily attributable to a higher ratio of owner-operator to Company equipment during 1999 as compared to 1998. During 1999 and 1998, approximately 336 and 246, respectively, of Truckload's average tractors in service were contracted through owner-operators.

       Fuel and fuel taxes were 11.1% of operating revenue in 1999 compared to 11.0% in 1998. The increase in fuel and fuel taxes as a percentage of operating revenue during 1999 resulted from a 2.7% increase in the average fuel price per gallon. The increase in fuel prices was partially offset by a decrease in the ratio of Company drivers to owner-operators.

       Depreciation and amortization expense as a percentage of operating revenue was 10.3% in 1999 compared to 8.8% in 1998. The increase in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in equipment utilization coupled with the amortization of identified intangible assets and goodwill associated with the Laker acquisition which totaled $395,000, or 0.3% of revenue, during 1999 and higher unit tractor depreciation as the Company decreased the average age of its fleet during 1999. These factors were partially offset by a decrease in the ratio of Company-operated tractors to owner-operator tractors during 1999 compared to the prior year.

       Insurance and claims were 4.7% of operating revenue in 1999 compared to 4.5% in 1998. The increase in insurance and claims expense during 1999 as compared to 1998 resulted from an increase in the frequency and severity of accidents between years partially offset by improvements in claims development trends and premium costs.

       Operating leases were 1.3% of operating revenue in 1999 compared to 1.0% in 1998. The increase in operating leases as a percentage of operating revenue is attributable to an increase in rent for revenue equipment between periods.

       Other operating expenses, a large component of which relates to equipment maintenance, were 11.6% of operating revenue in 1999 compared to 10.1% in 1998. The increase in other operating expenses as a percentage of operating revenue is attributed to a decrease in equipment utilization between periods coupled with an increase in commissions paid to sales agents.

       Interest expense was $2.9 million, or 2.2% of operating revenue, in 1999 compared to $1.6 million, or 1.4%, in 1998. The increase was due to higher average net borrowings during 1999 primarily resulting from the replacement of Company revenue equipment throughout the year and the acquisition of assets from Laker in January 1999.

       The combined federal and state effective tax benefit for 1999 was 34.2% compared to a tax rate of 38.2% for 1998. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

       As a result of the foregoing factors, net income decreased by $4.9 million resulting in a loss of $1.8 million for 1999 compared to income of $3.1 million in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

       Operating revenue increased by $19.0 million, or 20.8%, to $110.4 million for 1998 from $91.4 million in 1997. The increase in operating revenue resulted primarily from an increase in equipment utilization. Average tractors in service were 835 during 1998 and 699 in 1997.

       The sources of the Company's operating revenue within the Company's one reportable segment were as follows:


                                                Year Ended December 31
                                              --------------------------
                                                1998              1997
                                              --------          --------
                                                      (In thousands)
Truckload fleet                               $  92,948         $ 78,588
Dedicated fleet                                  18,508           13,464
Intrasegment eliminations                        (1,103)            (654)
                                              ---------         --------
Total operating revenue                       $ 110,353         $ 91,398
                                              =========         ========

       The operating ratio for 1998 was 94.2% compared to 95.9% for 1997. The improved operating ratio in 1998 was due primarily to a lower operating cost structure resulting from an increase in equipment utilization during the period and lower fuel and insurance costs.

       Salaries, wages and employee benefits were constant at 34.2% of operating revenue in 1998 compared to 34.2% in 1997 due to a decrease in the ratio of Company drivers to owner-operators, which were offset by an increase in driver wages. The average number of Company-operated tractors in service was 589 in 1998 and 501 in 1997.

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

       The combined federal and state effective tax rate for 1998 was 38.2% compared to 39.5% for 1997. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

       As a result of the foregoing factors, net income increased by $1.9 million to $3.1 million for 1998 from $1.2 million in 1997.

Liquidity and Capital Resources

       The continued growth of the Company, and the nature of its operations, have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, and through borrowing under credit agreements with financial institutions. During 1999, working capital needs were met with cash flows from operations and borrowings under the Company's credit facilities. Net cash provided by operating activities of the Company totaled approximately $10.4 million, $20.0 million and $16.9 million in 1999, 1998 and 1997, respectively.

       Net cash used in investing activities was approximately $32.1 million in 1999, $21.2 million in 1998 and $14.6 million in 1997. Investing activities consisted primarily of the acquisition of revenue equipment and enhanced management information systems during 1999, 1998 and 1997, the acquisition of assets from Laker and the purchase of a terminal facility during 1999.

       Net cash provided by financing activities was $20.0 million in 1999 compared to $2.3 million in 1998. Net cash used in financing activities was $1.7 million in 1997. These financing activities included the continued financing of revenue equipment coupled with repayment of long-term debt and capital leases. In addition, 1998 included a $5.0 million capital contribution by Forward Air prior to the Spin-off and 1999 included the financing related to the acquisition of assets from Laker, the $1.3 million repurchase of common stock of the Company and $64,000 in proceeds from the exercise of stock options and common stock issued under an employee stock purchase plan.

       The Company expects net capital expenditures in 2000 for revenue equipment and management information systems, to be less than $5.0 million. The Company expects to finance its normal operating requirements and planned revenue equipment purchases through available borrowing capacity under existing lines of credit, future borrowings under installment notes for revenue equipment, operating lease financing and cash generated by operations. In the future, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or to access capital markets. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions and other factors over which the Company has little or no control.

       The Company's credit facilities include a working capital line of credit and two equipment financing facilities. Subject to maintenance of financial covenants and ratios, these credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $28.6 million under the equipment financing facilities. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 0.75% to 2.0% and are secured by accounts receivable and certain revenue equipment. The Company's working capital line of credit expires in April 2001 and the two equipment financing facilities expire in September 2000 and December 2000. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of December 31, 1999, the Company had $2.6 million of borrowings and approximately $5.0 million of letters of credit outstanding under the working capital line of credit facility and $25.9 million of borrowings outstanding under the equipment financing facilities. As a result of the unfavorable results of operations during 1999, management plans to restrict capital investment in our truckload fleet until we return equipment utilization and operating profitability to acceptable levels.

Impact of Year 2000

        In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $54,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Impact of Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is required to be adopted by the Company in 2001. Management does not anticipate that the adoption of the Statement will have a significant effect on the financial position or results of operations of the Company.

Forward-Looking Statements

       The Company, or its officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements." Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates, downturns in customer business cycles, competition, surplus inventories, loss of a major customer, fuel price increases, the ability of the Company's information systems to handle increased volume of freight, and the availability and compensation of qualified drivers and independent owner-operators. The Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk from changes in interest rates and commodity prices. To reduce such risks, the Company selectively uses forward purchase contracts for fuel. All such forward purchase transactions are authorized and executed pursuant to clearly defined procedures.

Interest Rates

        At December 31, 1999 and 1998, the fair value of the Company's total variable rate debt was estimated to be approximately $28.5 million and $21.1 million, respectively, which approximated carrying value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At this borrowing level, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $227,000 and $130,000 in 1999 and 1998, respectively. This amount was determined by considering the impact of the hypothetical interest rate increase on the Company's borrowing cost at the December 31, 1999 and 1998 borrowing levels.

Commodities

        The availability and price of fuel are subject to fluctuations due to factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time will enter into forward purchase contracts. At December 31, 1999 and 1998, the Company had commitments to purchase approximately $133,000 and $750,000 of fuel, respectively, representing approximately 1% and 8% of its respective 2000 and 1999 estimated fuel requirements.

        The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk based on the assumed occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected due to actual developments in the market.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"). The 2000 Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

        Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

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

     (b)              Reports on Form 8-K.

                      There were no reports on Form 8-K filed during the fourth quarter of 1999.

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


                                         LANDAIR CORPORATION



                                         By: /s/ Scott M. Niswonger
                                             ---------------------------------
                                             Scott M. Niswonger, Chairman
                                             and Chief Executive Officer

                                         Date: February 29, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           NAME                            CAPACITY                               DATE

  /s/ Scott M. Niswonger            Chairman and                           February 29, 2000
-------------------------------     Chief Executive Officer
     Scott M. Niswonger             (Principal Executive Officer)


  /s/ C. Tim Roach                  President, Chief                       February 29, 2000
-------------------------------     Operating Officer
     C. Tim Roach                   and Director

  /s/ Edward W. Cook                Chief Financial Officer,               February 29, 2000
-------------------------------     Senior Vice President and Treasurer
     Edward W. Cook                 (Principal Financial
                                    and Accounting Officer)

  /s/ Richard H. Roberts            Senior Vice President, General         February 29, 2000
-------------------------------     Counsel, Secretary and Director
    Richard H. Roberts

 /s/ Jerry T. Armstrong             Director                               February 29, 2000
-------------------------------
     Jerry T. Armstrong

 /s/ Duane H. Cassidy               Director                               February 29, 2000
-------------------------------
    Gen. Duane H. Cassidy

 /s/ C. John Langley, Jr.           Director                               February 29, 2000
-------------------------------
    C. John Langley, Jr.


                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                   Financial Statements and Supplementary Data

                                Certain Exhibits

                          Financial Statement Schedule

                          Year Ended December 31, 1999

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

                               Landair Corporation

                  Form 10-K -- Item 8 and Item 14(a)(1) and (2)

         Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Landair Corporation are included as a separate section of this report:


                                                                            Page No.
                                                                            --------
Report of Ernst & Young LLP, Independent Auditors............................ F-3
Consolidated Balance Sheets - December 31, 1999 and 1998..................... F-4
Consolidated Statements of Income - Years Ended December 31, 1999,
   1998 and 1997............................................................. F-6
Consolidated Statements of Shareholders' Equity - Years Ended
   December 31, 1999, 1998 and 1997.......................................... F-7
Consolidated Statements of Cash Flows - Years Ended December 31, 1999,
   1998 and 1997............................................................. F-8
Notes to Consolidated Financial Statements - December 31, 1999............... F-9

The following financial statement schedule of Landair Corporation is included as a separate section of this report.

Schedule II - Valuation and Qualifying Accounts.............................. S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

The Board of Directors and Shareholders
Landair Corporation

We have audited the accompanying consolidated balance sheets of Landair Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landair Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 Ernst & Young LLP

Nashville, Tennessee
February 1, 2000

                               Landair Corporation

                           Consolidated Balance Sheets


                                                                 December 31
                                                            1999            1998
                                                         --------------------------
                                                                (In thousands)
ASSETS
Current assets:
    Cash and cash equivalents                            $       9       $   1,783
    Accounts receivable, less allowance of $615 in
       1999 and $370 in 1998                                16,329          15,805
    Inventories                                                654             998
    Prepaid expenses                                         5,055           3,893
    Income taxes receivable                                    466             350
    Deferred income taxes                                    1,873           1,871
                                                         -------------------------
Total current assets                                        24,386          24,700

Property and equipment:
    Land                                                     1,094             109
    Buildings                                                4,691           2,023
    Revenue equipment                                       98,473          89,395
    Other equipment                                          7,794           6,688
    Leasehold improvements                                   1,508             421
                                                         -------------------------
                                                           113,560          98,636

    Accumulated depreciation and amortization               30,825          31,242
                                                         -------------------------
                                                            82,735          67,394
Goodwill and other intangibles, net                          3,697              --
Other assets                                                   551             335
                                                         -------------------------

Total assets                                             $ 111,369        $ 92,429
                                                         =========================


                                                                 December 31
                                                            1999            1998
                                                        -------------------------
                                                               (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $   4,046       $   3,338
    Accrued payroll and related items                       1,227           1,475
    Insurance and claims accruals                           4,880           5,296
    Other accrued expenses                                  3,088           2,285
    Current portion of long-term debt                       9,732           3,009
                                                        -------------------------
Total current liabilities                                  22,973          15,403

Long-term debt, less current portion                       32,970          18,058
Deferred income taxes                                      13,258          13,715
Commitments and contingencies                                  --              --

Shareholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 5,000,000
      No shares issued                                         --              --
   Common stock, $.01 par value:
      Authorized shares - 45,000,000
      Issued and outstanding shares - 6,042,148
        in 1999 and 6,293,441 in 1998                          60              63
   Additional paid-in capital                              42,939          44,191
   Retained earnings (deficit)                               (831)            999
                                                        -------------------------
Total shareholders' equity                                 42,168          45,253
                                                        -------------------------
Total liabilities and shareholders' equity              $ 111,369       $  92,429
                                                        =========================

See accompanying notes.

                               Landair Corporation

                        Consolidated Statements of Income


                                                                         Year ended December 31
                                                              1999                1998                1997
                                                          ---------------------------------------------------
                                                                 (In thousands, except per share data)
Operating revenue:
    Forward Air                                           $    3,276          $    4,431           $   6,137
    Other                                                    128,579             105,922              85,261
                                                          ---------------------------------------------------
                                                             131,855             110,353              91,398
Operating expenses:
    Salaries, wages and employee benefits                     45,353              37,681              31,225
    Purchased transportation                                  35,354              27,101              21,471
    Fuel and fuel taxes                                       14,587              12,193              11,272
    Depreciation and amortization                             13,537               9,723               8,308
    Insurance and claims                                       6,145               4,999               5,312
    Operating leases                                           1,774               1,076                 674
    Other operating expenses                                  15,341              11,127               9,397
                                                          ---------------------------------------------------
                                                             132,091             103,900              87,659
                                                          ---------------------------------------------------
Income (loss) from operations                                   (236)              6,453               3,739

Other income (expense):
    Interest expense                                          (2,918)             (1,600)             (1,826)
    Other, net                                                   373                 121                 (12)
                                                          ---------------------------------------------------
                                                              (2,545)             (1,479)             (1,838)
                                                          ---------------------------------------------------
Income (loss) before income taxes                             (2,781)              4,974               1,901
Income taxes (benefit)                                          (951)              1,899                 751
                                                          ---------------------------------------------------
Net income (loss)                                         $   (1,830)         $    3,075           $   1,150
                                                          ===================================================

Income (loss) per share (pro forma for
  1998 and 1997):
    Basic                                                 $     (.30)         $      .49           $     .18
    Diluted                                               $     (.30)         $      .49           $     .18


See accompanying notes.

                               Landair Corporation

                 Consolidated Statements of Shareholders' Equity


                                             Common Stock              Additional        Retained                        Total
                                         ---------------------          Paid-in          Earnings     Shareholder's   Shareholders'
                                        Shares         Amount          Capital          (Deficit)      Investment        Equity
                                       ---------------------------------------------------------------------------------------------
                                                                               (In thousands)

Balance at December 31, 1996               --        $    --        $        --          $    --        $  38,408        $ 38,408
  Net income for 1997                      --             --                 --               --            1,150           1,150
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1997               --             --                 --               --           39,558          39,558
  Net income for 1998                      --             --                 --              999            2,076           3,075
  Contribution of capital by
      Forward Air                          --             --                 --               --            5,000           5,000
  Contribution of assets to
     Forward Air                           --             --                 --               --           (2,380)         (2,380)
  Spin-off of Landair
     Corporation                        6,293             63             44,191               --          (44,254)             --
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1998            6,293             63             44,191              999               --          45,253
  Net loss for 1999                        --             --                 --           (1,830)              --          (1,830)
  Exercise of stock options                 3             --                 12               --               --              12
  Common stock issued under
    employee stock purchase plan           15             --                 52               --               --              52
  Common stock repurchased               (269)            (3)            (1,316)              --               --          (1,319)
                                        ------------------------------------------------------------------------------------------
Balance at December 31, 1999            6,042         $   60           $ 42,939          $  (831)       $      --        $ 42,168
                                        ==========================================================================================

See accompanying notes.

                               Landair Corporation

                      Consolidated Statements of Cash Flows



                                                                                     Year ended December 31
                                                                          1999                 1998                 1997
                                                                     ------------------------------------------------------
                                                                                          (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                    $   (1,830)           $   3,075            $    1,150
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation                                                    13,142                9,723                 8,308
         Amortization                                                       395                   --                    --
         (Gain) loss on sale of property and
              equipment                                                    (172)                  81                   385
         Provision for losses on receivables                                233                  205                    88
         Provision for revenue adjustments                                1,066                  514                   226
         Deferred income taxes                                             (459)               1,078                   866
         Changes in operating assets and liabilities:
              Accounts receivable                                        (1,823)              (5,424)               (1,740)
              Inventories                                                   350                 (577)                  (81)
              Prepaid expenses                                           (1,112)              (1,332)                 (265)
              Receivable from Forward Air                                    --               17,447                 1,980
              Accounts payable and accrued expenses                         677               (5,478)                5,913
              Income taxes                                                 (116)                 734                    79
                                                                     ------------------------------------------------------
Net cash provided by operating activities                                10,351               20,046                16,909

INVESTING ACTIVITIES
Purchases of property and equipment                                     (27,467)             (24,076)              (15,841)
Proceeds from disposal of property and equipment                         10,332                3,180                 1,259
Acquisition of Laker Express, Inc.                                      (14,754)                  --                    --
Other                                                                      (216)                (320)                   (5)
                                                                     ------------------------------------------------------
Net cash used in investing activities                                   (32,105)             (21,216)              (14,587)

FINANCING ACTIVITIES
Proceeds from long-term debt                                             35,151               25,768                 6,873
Payments of long-term debt                                              (13,916)             (25,398)               (8,078)
Payments of capital lease obligations                                        --               (3,031)                 (531)
Repurchase of Common Stock                                               (1,319)                  --                    --
Common Stock issued under employee stock
    purchase plan                                                            52                   --                    --
Proceeds from exercise of stock options                                      12                   --                    --
Contribution of capital by Forward Air                                       --                5,000                    --
                                                                     ------------------------------------------------------
Net cash provided by (used in) financing activities                      19,980                2,339                (1,736)
                                                                     ------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (1,774)               1,169                   586
Cash and cash equivalents at beginning of year                            1,783                  614                    28
                                                                     ------------------------------------------------------
Cash and cash equivalents at end of year                             $        9            $   1,783            $      614
                                                                     ======================================================
Non-cash transaction - Issuance of note payable to
   Laker Express, Inc. for asset acquisition                         $      400            $      --            $       --
                                                                     ======================================================


See accompanying notes.

                               Landair Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for periods subsequent to September 23, 1998 include the accounts of Landair Corporation and its subsidiaries. The consolidated financial statements for periods through September 23, 1998 include the accounts comprising the truckload operations of Forward Air Corporation ("Forward Air"), and are based on historical amounts included in the consolidated financial statements of Forward Air. On July 9, 1998, the Board of Directors of Forward Air authorized the separation of Forward Air into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off").

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

As used in the accompanying consolidated financial statements, the term the "Company" refers to Landair Corporation and its subsidiaries for periods subsequent to September 23, 1998 and to the truckload operations of Forward Air for periods through September 23, 1998.

These historical financial statements include the assets and liabilities and results of operations directly related to the truckload operations of Forward Air for all periods presented through September 23, 1998. Significant changes could have occurred in the funding and operations of the Company had it been operated as an independent stand-alone entity during those periods, which could have had a significant impact on its financial position and results of operations. As a result, the financial information included in these financial statements for periods through September 23, 1998 is not necessarily indicative of the financial position and results of operations of the Company which might have occurred had it been an independent stand-alone entity during those periods.

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

                Buildings                       30-40 years
                Revenue equipment                 3-7 years
                Other equipment                  3-10 years
                Leasehold improvements           1-15 years

Interest payments during 1999, 1998 and 1997 were $2.8 million, $1.6 million and $1.8 million, respectively. The Company capitalized net interest costs of $-0-in 1999, $42,000 in 1998 and $-0- in 1997. During 1999, 1998 and 1997,
respectively, the Company added revenue and other equipment of $-0-, $-0- and $1.6 million through capital leases.

The Company reviews its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows from the use of the asset over the remaining depreciation or amortization period is less than the carrying value of the asset. As of December 31, 1999, in the opinion of management, there has been no such impairment.

RISK MANAGEMENT

The Company is self-insured for certain of its workers' compensation, property damage, auto liability and medical benefit claims. The Company has entered into agreements with insurance companies to limit its losses with respect to these claims.

INCOME PER SHARE

The Company calculates income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted income per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. Earnings per share for 1998 and 1997 are presented on a pro forma basis to reflect the 6.3 million share issuance of Common Stock as a result of the Spin-off of the Company as if the Spin-off had occurred on January 1, 1997 (see Note 5).

                               Landair Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 1999, 1998 or 1997 and, accordingly, comprehensive income is equivalent to net income.

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

MAJOR CUSTOMER

One customer of the Company, Federal Express Corporation, accounted for 21%, 27% and 29% of consolidated operating revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

COMMON EXPENSES

Prior to 1998, certain administrative expenses consisting of payroll, legal, accounting, rent and depreciation for shared facilities, and other common expenses which could not be specifically identified to either the deferred air freight operations or the truckload operations have been allocated by Forward Air to the Company based on its relative percentage of consolidated operating revenue. These administrative expenses, which were allocated to the Company and which would have been incurred by the Company if it had been operated as an independent stand-alone entity, totaled $3.2 million and $4.4 million for the period January 1, 1998 through September 23, 1998 and for the year ended December 31, 1997, respectively. Subsequent to the Spin-off, certain administrative and back office functions continue to be shared by both the Company and Forward Air. The expenses related to these services are addressed by a Transition Services Agreement as more fully discussed in Note 2.

Interest expense of $1.4 million and $1.8 million for the period January 1, 1998 through September 23, 1998 and for the year ended December 31, 1997, respectively, has been allocated by Forward Air to the Company based upon the pro rata share of average operating assets of the Company and Forward Air.

Management believes these allocation methods are reasonable.

                               Landair Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This Statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings or other comprehensive income, as appropriate, in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company expects to adopt the new Statement as of January 1, 2001. The Company does not expect the adoption of this Statement to have a significant effect on its results of operations or financial position.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the 1999 presentation. These reclassifications had no effect on net income as previously reported.

2.  TRANSACTIONS WITH FORWARD AIR

The Company and Forward Air routinely engage in transactions where the Company hauls deferred air freight shipments for Forward Air which are in excess of Forward Air's scheduled capacity. The Company's operating revenue from these shipments is shown separately in the accompanying statements of income.

As discussed in Note 7, the Company subleases a portion of certain facilities from Forward Air.

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

DISTRIBUTION AGREEMENT

The Distribution Agreement provided for, among other things, the principal corporate transactions required to effect the Spin-off and the allocation of certain assets and liabilities between the Company and Forward Air. The Distribution Agreement provides that the Company and Forward Air each have sole responsibility for claims arising out of their respective activities after the Spin-

                               Landair Corporation

2.  TRANSACTIONS WITH FORWARD AIR (CONTINUED)

off. It also provides that each party will indemnify the other in the event of certain liabilities arising under the federal securities laws, and that, for a period of three years after the Spin-off, neither the Company nor Forward Air will directly solicit the employment of any employee of the other company or its affiliates without the prior written consent of such other company.

TRANSITION SERVICES AGREEMENT

The Transition Services Agreement describes the services which the Company and Forward Air provide to each other following the Spin-off. Services performed under the Transition Services Agreement are negotiated and paid for on an arm's-length basis. The Company or Forward Air, as recipients of the services, may terminate any or all such services at any time on thirty days' irrevocable written notice, and the Company or Forward Air, as providers of the services, may terminate any or all of the services, other than the information technology services, on three months' irrevocable notice. Information technology services to be provided by Forward Air to the Company have a thirty-six month term.

EMPLOYEE BENEFIT MATTERS AGREEMENT

The Employee Benefit Matters Agreement provides for the treatment of employee benefit matters and other compensation arrangements for the employees of the Company and Forward Air after the Spin-off. Pursuant to this agreement, Forward Air is continuing sponsorship of the various employee benefit plans and welfare plans of Forward Air with respect to Forward Air's employees after the Spin-off, and the Company is required to establish such similar plans which will allow the Company to provide to its employees after the Spin-off substantially the same benefits previously provided to them as employees of Forward Air. The Employee Benefit Matters Agreement also provided for the adjustment and conversion of the existing non-exercisable stock options of Forward Air into options of the Company for those employees that continued employment with the Company after the Spin-off (see Note 5).

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

                               Landair Corporation

2.  TRANSACTIONS WITH FORWARD AIR (CONTINUED)

In accordance with the terms included in the Transition Services Agreement, subsequent to the Spin-off in 1998, the Company provided safety, licensing, permitting and fuel tax, insurance and claims services, recruiting and retention services, and driver training center services to Forward Air. The Company charged Forward Air $455,000 and $193,000, respectively, during the year ended December 31, 1999 and the period September 24, 1998 through December 31, 1998 for these services. In addition, Forward Air provided accounts payable, payroll, human resources, employee benefit plan administration, owner-operator settlement, central purchasing, accounting and legal, general administrative, and information technology services to the Company. Forward Air charged the Company $2.4 million and $797,000, respectively, during the year ended December 31, 1999 and the period September 24, 1998 through December 31, 1998 for these services.

In connection with the Spin-off in 1998, Forward Air settled all intercompany balances for cash of approximately $17.4 million, which was then used for payments on the long-term debt of the Company. At December 31, 1999 and 1998, respectively, accounts receivable included $707,000 and $687,000 of amounts due from Forward Air related to services covered under the Transition Services Agreement and various other transactions between both entities.

3.  ACQUISITION OF BUSINESS

On January 7, 1999, the Company acquired certain operating assets of Laker Express, Inc. ("Laker"), a truckload dry van carrier based in Indianapolis, Indiana which operated predominantly in the Midwest in the short- to medium-haul markets. The purchase price for Laker consisted of approximately $14.8 million in cash and the issuance of a note payable of $400,000. The source of funds for the cash consideration paid to Laker was from borrowings under the Company's credit facilities.

The acquisition was accounted for as a purchase. Identified intangible assets acquired totaled approximately $1.5 million and are being amortized on a straight-line basis over a life of five years. Goodwill totaled approximately $2.6 million and is being amortized on a straight-line basis over a life of 20 years. Accumulated amortization of the identified intangible assets and goodwill totaled $395,000 at December 31, 1999. The results of operations for the acquired business are included in the consolidated statement of income from the acquisition date forward.

                               Landair Corporation

3.  ACQUISITION OF BUSINESS (CONTINUED)

The pro forma results of operations assuming the acquisition of Laker assets as of January 1, 1998 are as follows:

                                                1998
                                            -----------
                  Operating revenue         $   127,228
                  Net income                      3,112
                  Income per share:
                     Basic                         0.49
                     Diluted                       0.49

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had the transaction, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                December 31
                                              1999        1998
                                            -------     -------
                                               (In thousands)
Line of credit                              $ 2,630     $ 6,921
Equipment Loan Agreements                    25,886       5,923
Installment notes payable                    10,937       3,721
Other notes payable, including interest
   ranging from 7.1% to 8.0%                  3,249       4,502
                                            -------     -------
                                             42,702      21,067
Less current portion                          9,732       3,009
                                            -------     -------
                                            $32,970     $18,058
                                            =======     =======

Effective with the Spin-off from Forward Air on September 23, 1998, the Company entered into a $15.0 million line of credit agreement with a Tennessee bank which expires in April 2001. Interest rates for advances under the facilities vary from LIBOR plus 1.0% to 1.75% based upon covenants related to total indebtedness, cash flows, results of operations and other ratios. Advances are collateralized primarily by accounts receivable. The agreement contains, among other things, restrictions that do not allow the payment of dividends, and requires the maintenance of certain levels of net worth and other financial ratios. At December 31, 1999, the Company had

                               Landair Corporation

4.  LONG-TERM DEBT (CONTINUED)

$2.6 million outstanding under the line and had utilized $5.0 million of availability for outstanding letters of credit.

Effective with the Spin-off, the Company entered into an equipment loan agreement with a Tennessee bank which permits the Company to borrow up to $10.0 million for the purchase of revenue equipment. The equipment loan agreement expires in September 2000. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.75% based upon covenants related to total indebtedness, cash flows, results of operations and other ratios (6.8% to 7.6% at December 31, 1999). The advances are collateralized by revenue equipment purchased with the proceeds from the equipment loan agreement, and contain restrictions and covenants similar to the line of credit agreement described above. At December 31, 1999, the Company had additional borrowing capacity available of $1.0 million under the equipment loan agreement.

In January 1999, the Company obtained an additional equipment financing facility with a Tennessee bank, providing borrowing capacity of up to $18.6 million. A portion of the availability under this new line was immediately used to fund the acquisition of assets from Laker (see Note 3). The equipment loan agreement expires in December 2000. Interest rates for advances under the facility vary from LIBOR plus 0.75% to 2.0% based upon covenants related to total indebtedness, cash flows, results of operations and other ratios. The advances are collateralized by revenue equipment purchased with the proceeds from the equipment loan agreement, and contain restrictions and covenants similar to the line of credit agreement described above. After funding the acquisition of assets from Laker, the Company had additional borrowing capacity available of $1.7 million under the equipment loan agreement.

The Company has installment notes payable with a finance company through 2003. Certain of the notes bear interest at the 30-day commercial paper rate plus 1.8% (7.4% and 6.7% at December 31, 1999 and 1998, respectively). Certain other of the notes bear interest at fixed rates ranging from 6.4% to 7.7%. The notes are collateralized by the related revenue equipment.

Revenue equipment collateralizing these agreements has a carrying value of approximately $32.5 million at December 31, 1999.

Maturities of long-term debt are as follows (in thousands):

                          2000                         $  9,732
                          2001                           12,654
                          2002                            8,742
                          2003                            7,699
                          Thereafter                      3,875
                                                       --------
                                                       $ 42,702
                                                       ========

                               Landair Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS

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

Repurchase of Common Stock -- In February 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in open market purchases. The amount and timing of any repurchases are to be at such prices as management of the Company from time to time approves. As of December 31, 1999, the Company had repurchased 269,000 shares.

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

Subsequent to the Spin-off, the Company reserved 1.0 million shares of Common Stock under a Stock Option and Incentive Plan. Options issued under the Plan have a ten year term and vest over a four year period. Prior to the Spin-off, the Company had no outstanding Common Stock or options to purchase Common Stock.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair

                               Landair Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

value method of that Statement. The fair value for these options was estimated at the date of grant in 1999 and 1998, respectively, using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.8% and 4.7%; dividend ratio of zero; volatility factors of the expected market price of the Common Stock of 0.6 and 0.5; and a weighted-average expected life of the option of seven years.

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

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                             1999           1998
                                           ---------      ---------
Pro forma net income (loss)                $  (2,028)     $   2,950
Pro forma net income (loss) per share:
       Basic                               $    (.33)     $     .47
       Diluted                             $    (.33)     $     .47

A summary of the Company's employee stock option activity and related information for the years ended December 31 follows:

                                                           1999                        1998
                                                --------------------------   --------------------------
                                                Options   Weighted-Average   Options   Weighted-Average
                                                 (000)     Exercise Price     (000)     Exercise Price
                                                -------   ----------------   -------   ----------------
Outstanding - beginning of year                   321            $4             --           $--
   Granted/Converted                              208             5            333             4
   Exercised                                       (3)            4             --            --
   Forfeited                                     (122)            4            (12)            4
                                                -----            --          -----            --
Outstanding - end of year                         404             5            321            $4
                                                =====            ==          =====            ==
Exercisable at end of year                         83            $4              2            $8
                                                =====            ==          =====            ==
Options available for grant                       593                          179
                                                =====                        =====
Weighted-average fair value of options
   granted during the year                      $3.26                        $2.34
                                                =====                        =====

                               Landair Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

Exercise prices for options outstanding as of December 31, 1999, ranged from $3.01 to $7.71.

Non-Employee Director Options -- In May 1999 and October 1998, options to purchase 22,500 and 45,000 shares of Common Stock, respectively, were granted to the non-employee directors of the Company at an option price of $4.875 and $4.25 per share, respectively. The options have terms of ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 1999, 67,500 options are outstanding and will expire in October 2008 through May 2009, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Employee Stock Purchase Plan -- The Company implemented an employee stock purchase plan effective January 1, 1999 at which time participating employees became entitled to purchase Common Stock through payroll deduction of up to 10% of the employee's annual compensation. The issue price of the Common Stock is equal to the lesser of (1) 85% of market price on the first trading day of the semi-annual option period or (2) 85% of market price on the last trading day of the semi-annual option period. The Company has reserved 300,000 shares of Common Stock for issuance pursuant to the plan. At December 31, 1999, approximately 15,000 shares had been issued under the plan.

Earnings (Loss) Per Share -- Earnings (loss) per share are presented on a pro forma basis for 1998 and 1997 to reflect the 6,293,542 share issuance of Common Stock as a result of the Spin-off of the Company (see Note 1) as if the Spin-off had occurred on January 1, 1997. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                       1999        1998       1997
                                                    ----------------------------------
Numerator:
     Numerator for basic and diluted
         earnings per share - net income (loss)       $(1,830)     $3,075     $1,150
                                                    ==================================
Denominator:
     Denominator for basic earnings per share
         - weighted-average shares                      6,146       6,293      6,293
     Effect of dilutive stock options                      79          20         --
                                                    ----------------------------------
     Denominator for diluted earnings per
         share - adjusted weighted-average shares       6,225       6,313      6,293
                                                    ==================================
Basic net income (loss) per share                     $ (0.30)     $ 0.49     $ 0.18
                                                    ==================================
Diluted net income (loss) per share (1)               $ (0.30)     $ 0.49     $ 0.18
                                                    ==================================

  (1) Diluted loss per share amounts for 1999 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

                               Landair Corporation

6.  INCOME TAXES

The operations of the Company have been included in the consolidated federal income tax return of Forward Air for periods prior to September 23, 1998. For the periods prior to September 23, 1998, the provision (benefit) for income taxes reflects an allocation of federal income taxes computed on a separate return basis. For the periods subsequent to September 23, 1998, the Company files its own consolidated federal income tax return. The Company and Forward Air entered into a Tax Sharing Agreement in connection with the Spin-off (see
Note 2). The provision (benefit) for income taxes consists of the following:

                                                  1999        1998     1997
                                              ---------------------------------
                                                         (In thousands)
Current:
    Federal                                     $  (471)     $  703     $(94)
    State                                           (21)        118      (21)
                                              ---------------------------------
                                                   (492)        821     (115)
Deferred:
    Federal                                        (376)        996      748
    State                                           (83)         82      118
                                              ---------------------------------
                                                   (459)      1,078      866
                                              ---------------------------------
                                                $  (951)     $1,899     $751
                                              =================================

The historical income tax expense (benefit) differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as follows:

                                                  1999        1998     1997
                                              ---------------------------------
                                                         (In thousands)
Tax expense (benefit) at the statutory rate     $  (946)     $1,691     $646
State income taxes (benefit), net of
   federal benefit                                  (68)        191       86
Meals and entertainment                              63          17       19
                                              ---------------------------------
                                                $  (951)     $1,899  $   751
                                              =================================

                               Landair Corporation

6.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            December 31
                                                          1999        1998
                                                        ----------------------
                                                           (In thousands)
         Deferred tax liabilities:
               Tax over book depreciation                $15,192     $13,470
               Prepaid expenses deductible when paid         494         472
               Other                                         376         292
                                                        ----------------------
         Total deferred tax liabilities                   16,062      14,234
         Deferred tax assets:
               Accrued expenses                            2,216       2,255
               Allowance for doubtful accounts               225         135
               Net operating loss carryforward             2,174          --
               Other                                          62          --
                                                        ----------------------
         Total deferred tax assets                         4,677       2,390
                                                        ----------------------
         Net deferred tax liabilities                    $11,385     $11,844
                                                        ======================


The balance sheet classification of deferred income taxes is as follows:

                                                            December 31
                                                          1999        1998
                                                        ----------------------
                                                           (In thousands)
         Current assets                                  $(1,873)    $(1,871)
         Noncurrent liabilities                           13,258      13,715
                                                        ----------------------
                                                         $11,385     $11,844
                                                        ======================

Total income tax payments (including payments to (from) Forward Air for the Company's allocated share of federal taxes (benefit) relating to periods prior to September 23, 1998), during 1999, 1998 and 1997 were $(893,000), $414,000 and
$(194,000), respectively.

                               Landair Corporation

7.  LEASES

The Company leases certain facilities and revenue equipment under noncancelable operating leases that expire in various years through 2005. Certain of these leases may be renewed for a one year term. The Company also shares certain facilities leased by Forward Air and has been allocated a portion of the rent expense related thereto (see Note 1 - Common Expenses). As discussed below, the Company has entered into lease or sublease agreements with Forward Air related to certain facilities.

Included in operating leases is a motorcoach leased from a limited liability corporation owned by the Company's Chairman and Chief Executive Officer. The lease expired in September 1999 and was not renewed. The total amount of rent expense for this lease was $36,000, $20,000 and $-0- in 1999, 1998 and 1997, respectively.

On or prior to the date of the Spin-off, Forward Air entered into subleases with the Company pursuant to which Forward Air subleases to the Company (i) a portion of its terminal facility in Atlanta, Georgia; (ii) a portion of its terminal facility in Chicago, Illinois; (iii) a portion of its terminal facility in Detroit, Michigan; and (iv) a portion of the headquarters of Forward Air in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. Forward Air subleases the terminal facilities for consideration based upon the cost of such facilities to Forward Air and an agreed-upon percentage of usage. Forward Air subleases a portion of the Company's facility in Indianapolis, Indiana from the Company for consideration based upon an agreed-upon percentage of usage.

Future minimum rental payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1999 (in thousands):

                          2000                             $  1,378
                          2001                                1,081
                          2002                                1,009
                          2003                                  599
                          2004                                   25
                          Thereafter                             19
                                                            -------
                          Total                             $ 4,111
                                                            =======

                               Landair Corporation

8.  COMMITMENTS AND CONTINGENCIES

The primary claims in the Company's business are workers' compensation, property damage, auto liability and medical benefits. Most of the Company's insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits, including provision for estimated claims incurred but not reported.

The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims, and by performing hindsight analysis to determine an estimate of probable losses on claims incurred but not reported. Such losses could be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management's provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

9.  EMPLOYEE BENEFIT PLAN

Effective January 1, 1999, the Company adopted a retirement savings plan (the "401(k) Plan") with terms similar to the existing retirement savings plan of Forward Air. Employees of the Company who participated in Forward Air's 401(k) Plan were entitled to transfer their participation into the Company's 401(k) Plan. The 401(k) Plan is a defined contribution plan whereby employees who have completed one year of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2% to 10% of their annual compensation. Employer contributions will be made at 25% of the employee's contribution up to a maximum of 4% of total annual compensation. Employer contributions vest 20% after two years of service and continue vesting 20% per year until fully vested. The matching contribution by the Company to the 401(k) Plan for 1999 and to the Forward Air plan for 1998 and 1997 was approximately $113,000, $67,000 and $76,000, respectively.

                               Landair Corporation

10.  FINANCIAL INSTRUMENTS

Off Balance Sheet Risk

At December 31, 1999, the Company had letters of credit outstanding totaling $4.9 million, all of which relate to obligations carried on the balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company does not generally require collateral from its customers. One customer, Federal Express Corporation, accounted for 8% and 14% of total trade accounts receivable at December 31, 1999 and 1998, respectively. Concentrations of credit risk with respect to trade accounts receivable are otherwise limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries.

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

        Long-term debt: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet for long-term debt approximate their fair value.

                               Landair Corporation

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:

                                                     1999
                                ---------------------------------------------------
                                  March 31     June 30    September 30  December 31
                                ---------------------------------------------------
                                      (In thousands, except per share data)
Operating revenue                 $31,930     $ 32,405      $ 32,987      $34,533
Income (loss) from operations       1,124       (1,954)         (477)       1,071
Net income (loss)                     421       (1,726)         (749)         224
Net income (loss) per common
  share:

      Basic                       $   .07     $   (.28)     $   (.12)     $   .04
      Diluted                     $   .07     $   (.28)     $   (.12)     $   .04


                                                     1998
                                ---------------------------------------------------
                                  March 31     June 30    September 30  December 31
                                ---------------------------------------------------
                                      (In thousands, except per share data)
Operating revenue                 $25,323     $ 26,220      $ 27,645      $31,165
Income from operations              1,578        1,515         1,718        1,642
Net income                            676          669           797          933
Pro forma net income per
   common share:

      Basic                       $   .11     $    .11      $    .13      $   .15
      Diluted                     $   .11     $    .11      $    .13      $   .15

                               Landair Corporation

                Schedule II -- Valuation and Qualifying Accounts


               Col. A                     Col. B           Col. C           Col. D     Col. E
----------------------------------------------------------------------------------------------
                                                          Additions
                                                   ---------------------
                                                      (1)        (2)
                                                    Charged    Charged
                                        Balance at  to Costs   to Other              Balance at
                                        Beginning     and      Accounts-  Deductions-  End of
            Description                 of Period   Expenses   Describe    Describe    Period
----------------------------------------------------------------------------------------------
                                                            (In thousands)
Year ended December 31, 1999:
      Allowance for doubtful accounts     $  287     $  233      $ --        $ 97(2)    $423
      Allowance for revenue
         adjustments (1)                      83      1,066        --         957(3)     192
                                         -----------------------------------------------------
                                             370      1,299        --       1,054        615
Year ended December 31, 1998:
      Allowance for doubtful accounts        125        205        --          43(2)     287
      Allowance for revenue
         adjustments (1)                      50        514        --         481(3)      83
                                         -----------------------------------------------------
                                             175        719        --         524        370
Year ended December 31, 1997:
      Allowance for doubtful accounts         53         88        --          16(2)     125
      Allowance for revenue
         adjustments (1)                      25        226        --         201(3)      50
                                         -----------------------------------------------------
                                              78        314        --         217        175

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.

(2)  Uncollectible accounts written off, net of recoveries.

(3)  Adjustments to billed accounts receivable.

                                  EXHIBIT INDEX

                                                                             Exhibit No. in
        Exhibit No. Under                                                  Document Where
         Item 601 of                                                       Incorporated by
         Regulation S-K                                                        Reference
          2.1(c)      -       Distribution Agreement between the                   2.1
                              registrant and Forward Air Corporation

          2.2(d)      -       Asset Purchase Agreement between                     2.1
                              Landair Transport, Inc., Laker Express, Inc.
                              and Dennis Pressler (Schedules and other
                              exhibits to this document are omitted from
                              this filing but the registrant will furnish
                              supplemental copies of the omitted
                              materials to the Commission upon
                              request.)

          3.1(b)      -       Charter of the registrant                            3.1

          3.2(c)      -       Bylaws of the registrant                             3.1

          4.1(b)      -       Form of Common Stock Certificate                     4.1

         10.1(c)      -       Transition Services Agreement between the           10.1
                              registrant and Forward Air Corporation

         10.2(c)      -       Employee Benefit Matters Agreement                  10.2
                              between the registrant and Forward Air
                              Corporation

         10.3(c)      -       Tax Sharing Agreement between the                   10.3
                              registrant and Forward Air Corporation

         10.4(e)      -       Amended and Restated Stock Option                   10.1
                              and Incentive Plan

         10.5(e)      -       Amended and Restated Non-Employee                   10.2
                              Director Stock Option Plan

         10.6(b)      -       Employee Stock Purchase Plan                        10.6

         10.7(b)      -       Cash Incentive Plan                                 10.7

         10.8(c)      -       Loan and Security Agreement, dated as of            10.5
                              September 10, 1998, between First Tennessee
                              Bank National Association and the registrant

         10.9(c)      -       $15.0 million Master Secured Promissory Note        10.6
                              (Line of Credit), dated as of September 10,
                              1998, to First Tennessee Bank National
                              Association

        10.10(c)      -       $10.0 million Secured Promissory Note                10.7
                              (Equipment Loan), dated as of September 10,
                              1998, to First Tennessee Bank National
                              Association

        10.11(e)              $3.0 Million Note Secured by Real Estate,            10.5
                              dated March 25, 1999, to First Tennessee Bank
                              National Association

        10.12(e)              Guaranty Agreement, dated as of March 25,            10.6
                              1999, by the registrant to First Tennessee
                              Bank National Association

        10.13(e)              Third Amendment to Term Loan and Security            10.3
                              Agreement, dated as of January 5, 1999, between
                              SunTrust Bank, Nashville, N.A. and the
                              registrant

        10.14(e)              Loan and Security Agreement ($15.0 Million           10.4
                              Line of Credit), dated as of January 5, 1999,
                              among SunTrust Bank, Nashville, N.A. and the
                              registrant and Landair Transport, Inc.  Certain
                              exhibits to this document are omitted from this
                              filing but the Company will furnish supplemental
                              copies of the omitted materials to the Securities
                              and Exchange Commission upon request.

        10.15(f)              First Amendment to Loan and Security                 10.1
                              Agreement among SunTrust Bank,
                              Nashville, N.A., the registrant and
                              Landair Transport, Inc., dated July 28, 1999

        10.16(f)              Second Amendment to Loan and Security                10.2
                              Agreement among SunTrust Bank, Nashville,
                              N.A., the registrant and Landair Transport,
                              Inc., dated August 26, 1999

         21.1(b)      -       Subsidiaries of the registrant                       21.1

         23.1(a)      -       Consent of Ernst & Young LLP                          --

         27.1(a)      -       Financial Data Schedule (Electronic Filing Only)      --

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

            (e) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Commission on May 17, 1999.

            (f) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the Commission on November 15, 1999.