Form 10-Q
period 2000-03-31
LANDAIR CORP
filed 2000-05-05
CIK 1065932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2000
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

                      YES    [X]            NO    [  ]

The number of shares outstanding of the registrant's common stock, $.01 par value, as of April 28, 2000 was 6,003,648.

                                TABLE OF CONTENTS

                               LANDAIR CORPORATION

                                                                              Page
                                                                             Number
PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
                   March 31, 2000 and December 31, 1999                        3

               Condensed Consolidated Statements of Income -
                   Three months ended March 31, 2000 and 1999                  4

               Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2000 and 1999                   5

               Notes to Condensed Consolidated Financial Statements -
                   March 31, 2000                                              6

ITEM 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               9

ITEM 3.        Quantitative and Qualitative Disclosure of Market Risk         13

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                              15

ITEM 2.        Changes in Securities and Use of Proceeds                      15

ITEM 3.        Defaults Upon Senior Securities                                15

ITEM 4.        Submission of Matters to a Vote of Security Holders            15

ITEM 5.        Other Information                                              15

ITEM 6.        Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                    16

EXHIBIT INDEX                                                                 17

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                               Landair Corporation

                      Condensed Consolidated Balance Sheets

                                                                    March 31,       December 31,
                                                                      2000              1999
                                                                    ---------------------------
                                                                   (Unaudited)        (Note 1)
                                                                 (In thousands, except share data)

ASSETS

Current assets:
    Cash and cash equivalents                                       $       9         $       9
    Accounts receivable, less allowance of $713 in 2000 and
       $615 in 1999                                                    14,055            16,329
    Other current assets                                                7,290             8,048
                                                                    ---------------------------
Total current assets                                                   21,354            24,386

Property and equipment                                                112,680           113,560
Less accumulated depreciation and amortization                         33,641            30,825
                                                                    ---------------------------
                                                                       79,039            82,735

Other assets                                                            4,549             4,248
                                                                    ---------------------------
Total assets                                                        $ 104,942         $ 111,369
                                                                    ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   3,706         $   4,046
    Accrued expenses                                                    9,933             9,195
    Current portion of long-term debt                                   8,200             9,732
                                                                    ---------------------------
Total current liabilities                                              21,839            22,973

Long-term debt, less current portion                                   28,088            32,970
Deferred income taxes                                                  13,188            13,258

Shareholders' equity:
    Preferred stock                                                        --                --
    Common stock, $.01 par value:
       Authorized shares - 45,000,000
       Issued and outstanding shares - 6,003,648 in 2000 and
          6,042,148 in 1999                                                60                60
    Additional paid-in capital                                         42,737            42,939
    Retained earnings (deficit)                                          (970)             (831)
                                                                    ---------------------------
Total shareholders' equity                                             41,827            42,168
                                                                    ---------------------------
Total liabilities and shareholders' equity                          $ 104,942         $ 111,369
                                                                    ===========================


See notes to condensed consolidated financial statements.

                               Landair Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                     Three months ended
                                            -------------------------------------
                                               March 31, 2000   March 31, 1999
                                            -------------------------------------
                                            (In thousands, except per share data)

Operating revenue:
     Forward Air, Inc.                            $    719         $    709
     Other                                          32,411           31,221
                                            -------------------------------------
                                                    33,130           31,930
Operating expenses:
     Salaries, wages and employee benefits          11,117           11,301
     Purchased transportation                        9,094            8,017
     Fuel and fuel taxes                             3,407            3,560
     Depreciation and amortization                   3,270            3,200
     Insurance and claims                            1,595            1,381
     Operating leases                                  618              382
     Other operating expenses                        3,700            2,965
                                            -------------------------------------
                                                    32,801           30,806
                                            -------------------------------------
Income from operations                                 329            1,124
Other income (expense):
     Interest expense                                 (776)            (497)
     Other, net                                        240               51
                                            -------------------------------------
                                                      (536)            (446)
                                            -------------------------------------

Income (loss) before income taxes                     (207)             678
Income taxes (benefit)                                 (68)             257
                                            -------------------------------------
Net income (loss)                                 $   (139)        $    421
                                            =====================================

Income (loss) per share:
     Basic                                        $  (0.02)        $   0.07
                                            =====================================
     Diluted                                      $  (0.02)        $   0.07
                                            =====================================

See notes to condensed consolidated financial statements.

                               Landair Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three months ended
                                                          --------------------------
                                                          March 31,        March 31,
                                                            2000             1999
                                                          --------------------------
                                                                (In thousands)
Cash provided by operations                               $  6,426         $  4,359

Investing activities:
Proceeds from disposal of property and
   equipment                                                   655            1,552
Purchases of property and equipment                            (57)          (9,389)
Acquisition of assets of Laker Express, Inc.                    --          (14,754)
Other                                                         (408)             377
                                                          -------------------------
                                                               190          (22,214)

Financing activities:
Proceeds from long-term debt                                    --           23,406
Payments of long-term debt                                  (6,414)          (7,333)
Repurchase of common stock                                    (202)              --
Exercise of stock options                                       --               11
                                                          -------------------------
                                                            (6,616)          16,084
                                                          -------------------------

Decrease in cash and cash equivalents                     $     --         $ (1,771)
                                                          =========================
Non-cash transaction - Issuance of note payable to
   Laker Express, Inc. for asset acquisition              $     --         $    400
                                                          =========================


See notes to condensed consolidated financial statements.

                               Landair Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation annual report on Form 10-K for the year ended December 31, 1999.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The acquisition was accounted for as a purchase. Identified intangible assets acquired totaled approximately $1.5 million and are being amortized on a straight-line basis over a life of five years. Goodwill totaled approximately $2.6 million and is being amortized on a straight-line basis over a life of 20 years. Accumulated amortization of the identified intangible assets and goodwill totaled $502,000 and $73,000 at March 31, 2000 and 1999, respectively. The results of operations for the acquired business are included in the condensed consolidated statement of income from the acquisition date forward.

3.  COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 2000 or 1999 and, accordingly, comprehensive income is equivalent to net income.

                               Landair Corporation

4.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

                                                             Three months ended
                                                       -------------------------------
                                                       March 31, 2000   March 31, 1999
                                                       -------------------------------
Numerator:
    Numerator for basic and diluted earnings per
       share - net income (loss)                          $  (139)          $  421

Denominator:
    Denominator for basic earnings per share -
       weighted-average shares                              6,016            6,294
    Effect of dilutive stock options                           63              122
                                                       -------------------------------
    Denominator for diluted earnings per share -
       adjusted weighted-average shares                     6,079            6,416
                                                       ===============================
Basic earnings (loss) per share                           $ (0.02)          $ 0.07
                                                       ===============================
Diluted earnings (loss) per share (1)                     $ (0.02)          $ 0.07
                                                       ===============================

(1) Diluted loss per share amounts for 2000 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an antidilutive effect.

5.  INCOME TAXES

For the three months ended March 31, 2000 and 1999, the effective income tax (benefit) rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

6.  CONTINGENCIES

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

The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims, and by performing hindsight analysis to

                               Landair Corporation
determine an estimate of probable losses on claims incurred but not reported. Such losses could be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

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

                                                     Three months ended
                                             -------------------------------------
                                               March 31, 2000     March 31, 1999
                                             -------------------------------------
Operating revenue:
    Forward Air, Inc.                                 2.2%                2.2%
    Other                                            97.8                97.8
                                             -------------------------------------
                                                    100.0               100.0
Operating expenses:
    Salaries, wages and employee
       benefits                                      33.6                35.4
    Purchased transportation                         27.4                25.1
    Fuel and fuel taxes                              10.3                11.2
    Depreciation and amortization                     9.9                10.0
    Insurance and claims                              4.8                 4.3
    Operating leases                                  1.8                 1.2
    Other operating expenses                         11.2                 9.3
                                             -------------------------------------
                                                     99.0                96.5
Income from operations                                1.0                 3.5
Other income (expense):
    Interest expense                                 (2.3)               (1.6)
    Other, net                                        0.7                 0.2
                                             -------------------------------------
                                                     (1.6)                1.4
                                             -------------------------------------
Income (loss) before income taxes                    (0.6)                2.1
Income taxes (benefit)                               (0.2)                0.8
                                             -------------------------------------
Net income (loss)                                    (0.4)%               1.3%
                                             =====================================


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Operating revenue increased by $1.2 million, or 3.8%, to $33.1 million in the first quarter of 2000 from $31.9 million in 1999. During the first quarters of 2000 and 1999, the average tractors in service, including owner-operators, were 1,043 and 1,087, respectively.

The sources of the Company's operating revenue within the Company's one reportable segment were as follows:

                                                      Three Months Ended
                                         -----------------------------------------
                                           March 31, 2000          March 31, 1999
                                         ------------------     ------------------
                                                      (In thousands)
Truckload fleet                               $ 22,146               $ 25,237
Dedicated fleet                                 11,022                  6,835
Intrasegment eliminations                          (38)                  (142)
                                         ------------------     ------------------
Total operating revenue                       $ 33,130               $ 31,930
                                         ==================     ==================

The operating ratio (operating expenses as a percentage of operating revenue) was 99.0% for the first quarter of 2000 compared to 96.5% for 1999. The increase in the operating ratio in 2000 was due primarily to higher fuel costs, higher equipment maintenance expenses, and other factors as discussed below.

Salaries, wages and employee benefits were 33.6% of operating revenue in the first quarter of 2000 compared to 35.4% in 1999. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to a decrease in the ratio of Company-operated tractors to owner-operator tractors, which was partially offset by an increase in the equipment utilization between periods. During the first quarter of 2000, average Company-operated tractors in service were 702 compared to 779 in 1999.

Purchased transportation was 27.4% of operating revenue in the first quarter of 2000 compared to 25.1% in 1999. The increase in purchased transportation as a percentage of operating revenue in the first quarter of 2000 was primarily attributable to an increase in the ratio of owner-operator tractors to Company-operated tractors. During the first quarters of 2000 and 1999, approximately 341 and 308, respectively, of the Company's average tractors in service were contracted through owner-operators.

Fuel and fuel taxes were 10.3% of operating revenue in the first quarter of 2000 compared to 11.2% in 1999. The decrease in fuel and fuel taxes as a percentage of operating revenue during the first quarter of 2000 resulted primarily from a decrease in the ratio of Company-operated tractors to owner-operator tractors during the period, partially offset by a 22% increase in the average fuel price per gallon between periods. Fuel cost is net of fuel surcharges collected from customers.

Depreciation and amortization expense as a percentage of operating revenue was 9.9% in the first quarter of 2000 compared to 10.0% in 1999. The decrease in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in the ratio of Company-operated tractors to owner-operator tractors during the first quarter of 2000 compared to the prior-year quarter, partially offset by a higher unit tractor depreciation as the Company decreased the average age of its fleet during 2000.

Insurance and claims were 4.8% of operating revenue in the first quarter of 2000 compared to 4.3% in 1999. The increase in insurance and claims expense is due primarily to an increase in the frequency and severity of accidents during the first quarter of 2000 compared with 1999.

Operating leases were 1.8% of operating revenue in the first quarter of 2000 compared to 1.2% in 1999. The increase in operating leases as a percentage of operating revenue during 2000 is attributed to an increase in rent for revenue equipment between periods.

Other operating expenses, a large component of which relates to equipment maintenance, were 11.2% of operating revenue in the first quarter of 2000 compared to 9.3% in 1999. The increase in other operating expenses as a percentage of operating revenue is primarily attributed to an increase in equipment maintenance expense in the first quarter of 2000 coupled with an increase in commissions paid to sales agents.

Interest expense was $776,000, or 2.3% of operating revenue, in the first quarter of 2000 compared to $497,000 or 1.6% in 1999. The increase was due to higher average net borrowings during 2000 primarily resulting from the acquisition of assets from Laker in January 1999.

The combined federal and state effective benefit for the first quarter of 2000 was 32.9% compared to a tax rate of 37.9% for 1999.

As a result of the foregoing factors, net income decreased by $560,000 from net earnings of $421,000 to a loss of $139,000.

Liquidity and Sources of Capital

The continued growth of the Company, and the nature of its operations, have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, and through borrowing under credit agreements with financial institutions and equipment manufacturers. Working capital needs have generally been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $6.4 million for the first three months of 2000 compared with $4.4 million in the same period of 1999.

Net cash provided by investing activities was approximately $190,000 in the first three months of 2000 compared with net cash used in investing activities of $22.2 million in the same period of 1999. Investing activities consisted primarily of the acquisition of revenue equipment and enhanced management information systems during the first three months of 2000 and 1999, and the acquisition of assets from Laker and the purchase of a terminal facility during the first three months of 1999.

Net cash used in financing activities was $6.6 million in the first three months of 2000 compared with net cash provided by financing activities of $16.1 million in the same period of 1999. Financing activities consisted primarily of the continued financing of revenue equipment and the acquisition of assets from Laker during the first three months of 1999, coupled with repayment of long-term debt and capital leases during the first three months of 2000 and 1999.

The Company's credit facilities include a working capital line of credit and two equipment financing facilities. Subject to maintenance of financial covenants and ratios, these credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $28.6 million under the equipment financing facilities. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 0.75% to 2.0% and are secured by accounts receivable and certain revenue equipment. The Company's working capital line of credit expires in April 2001 and the two equipment financing facilities expire in September 2000 and December 2000. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of March 31, 2000, the Company had $2.1 million of borrowings and $4.9 million of letters of credit outstanding under the working capital line of credit facility and $20.1 million of borrowings outstanding under the equipment financing facilities.

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

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $14,000 during the first quarter of 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 and will address any latent Year 2000 matters that may arise.

Forward-Looking Statements

The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements." Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates, downturns in customer business cycles, competition, surplus inventories, loss of a major customer, fuel price increases, the Company's lack of prior operating history as an independent entity, the inability of the Company's information systems to handle increased volume of freight, and the lack of availability and/or insufficient compensation of qualified drivers and independent owner-operators needed to serve the Company's transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and commodity prices. To reduce such risks, the Company selectively uses forward purchase contracts for fuel. All such forward purchase transactions are authorized and executed pursuant to clearly defined procedures.

Interest Rates

At March 31, 2000 and 1999, the fair value of the Company's total variable rate debt was estimated to be approximately $25.1 million and $27.9 million, respectively, which approximated carrying value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At these borrowing levels, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $45,000 in the first three months of 2000 and 1999. These amounts were determined by considering the impact of the hypothetical interest rate increase on the Company's borrowing cost at the March 31, 2000 and 1999 borrowing levels.

Commodities

The availability and price of fuel are subject to fluctuations due to factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time will enter into forward purchase contracts. At March 31, 2000, the Company had no outstanding commitments to purchase fuel. At March 31, 1999, the Company had commitments to purchase approximately $544,000 of fuel, representing approximately 6% of its estimated 1999 annual fuel requirements.

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

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Landair Corporation

Date:  May 5, 2000                       By: /s/ Edward W. Cook
                                             --------------------------------
                                             Edward W. Cook
                                             Chief Financial Officer
                                             and Senior Vice President

                                  EXHIBIT INDEX

      Exhibit No.
      -----------

        10.1 First Amendment to the Transition Services Agreement, dated as of February 4, 2000, between Forward Air Corporation and the registrant

        27.1             Financial Data Schedule - Period Ended
                         March 31, 2000 (Electronic Filing Only)