Form 10-Q
period 2000-06-30
LANDAIR CORP
filed 2000-08-08
CIK 1065932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000
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

                           YES  [X]      NO  [ ]



The number of shares outstanding of the registrant's common stock, $.01 par value, as of July 31, 2000 was 4,881,247.

                                TABLE OF CONTENTS

                               LANDAIR CORPORATION

                                                                         Page
                                                                        Number
                                                                        ------
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
               June 30, 2000 and December 31, 1999                        3

           Condensed Consolidated Statements of Income -
               Three and six months ended June 30, 2000 and 1999          4

           Condensed Consolidated Statements of Cash Flows -
               Six months ended June 30, 2000 and 1999                    5

           Notes to Condensed Consolidated Financial Statements -
               June 30, 2000                                              6

ITEM 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9

ITEM 3.    Quantitative and Qualitative Disclosure of Market Risk        15

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                             16

ITEM 2.    Changes in Securities and Use of Proceeds                     16

ITEM 3.    Defaults Upon Senior Securities                               16

ITEM 4.    Submission of Matters to a Vote of Security Holders           16

ITEM 5.    Other Information                                             17

ITEM 6.    Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                               18

EXHIBIT INDEX                                                            19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                               Landair Corporation
                      Condensed Consolidated Balance Sheets

                                                               June 30,    December 31,
                                                                 2000          1999
                                                             --------------------------
                                                             (Unaudited)     (Note 1)
                                                          (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                  $       8    $       9
    Accounts receivable, less allowance of $815 in 2000 and
       $615 in 1999                                               12,252       16,329
    Other current assets                                           6,548        8,048
                                                             --------------------------
Total current assets                                              18,808       24,386

Property and equipment                                           108,734      113,560
Less accumulated depreciation and amortization                    34,382       30,825
                                                             --------------------------
                                                                  74,352       82,735

Other assets                                                       6,038        4,248
                                                             --------------------------
Total assets                                                   $  99,198    $ 111,369
                                                             ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $   4,464    $   4,046
    Accrued expenses                                               9,196        9,195
    Current portion of long-term debt                              7,648        9,732
                                                             --------------------------
Total current liabilities                                         21,308       22,973

Long-term debt, less current portion                              26,548       32,970
Deferred income taxes                                             13,569       13,258

Shareholders' equity:
    Preferred stock                                                   --           --
    Common stock, $.01 par value:
       Authorized shares - 45,000,000
       Issued and outstanding shares - 4,881,247 in 2000 and
          6,042,148 in 1999                                           49           60
    Additional paid-in capital                                    38,059       42,939
    Retained deficit                                                (335)        (831)
                                                             --------------------------
Total shareholders' equity                                        37,773       42,168
                                                             --------------------------
Total liabilities and shareholders' equity                     $  99,198    $ 111,369
                                                             ==========================


See notes to condensed consolidated financial statements.

                               Landair Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                            Three months ended          Six months ended
                                          -----------------------    ----------------------
                                             June 30,    June 30,    June 30,    June 30,
                                               2000        1999        2000        1999
                                          -------------------------------------------------
                                                (In thousands, except per share data)
Operating revenue:
     Freight                                 $ 32,974    $ 32,405    $ 66,104    $ 64,335

Operating expenses:
     Salaries, wages and employee benefits     10,559      11,683      21,676      22,984
     Purchased transportation                   9,503       8,848      18,597      16,865
     Fuel and fuel taxes                        3,053       3,509       6,680       7,069
     Depreciation and amortization              3,133       3,415       6,403       6,615
     Insurance and claims                       1,239       1,812       2,834       3,193
     Operating leases                             497         424       1,115         806
     Other operating expenses                   3,396       4,668       6,876       7,633
                                          -------------------------------------------------
                                               31,380      34,359      64,181      65,165
                                          -------------------------------------------------
Income from operations                          1,594      (1,954)      1,923        (830)
Other income (expense):
     Interest expense                            (645)       (687)     (1,421)     (1,184)
     Other, net                                    65           5         305          56
                                          -------------------------------------------------
                                                 (580)       (682)     (1,116)     (1,128)
                                          -------------------------------------------------
Income (loss) before income taxes               1,014      (2,636)        807      (1,958)
Income taxes (benefit)                            379        (910)        311        (653)
                                          -------------------------------------------------
Net income (loss)                            $    635    $ (1,726)   $    496    $ (1,305)
                                          =================================================

Income (loss) per share:
     Basic                                   $    .11    $  (0.28)   $    .08    $  (0.21)
                                          =================================================
     Diluted                                 $    .11    $  (0.28)   $    .08    $  (0.21)
                                          =================================================

See notes to condensed consolidated financial statements.

                               Landair Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six months ended
                                                                                 -------------------------
                                                                                   June 30,    June 30,
                                                                                     2000        1999
                                                                                 -------------------------
                                                                                       (In thousands)
Cash provided by operations:
Net income (loss)                                                                  $    496    $ (1,305)
(Gain)/loss on sale of fixed assets                                                    (280)        163
Depreciation and amortization                                                         6,403       6,615
Other, net                                                                            6,307         150
                                                                                 -------------------------
                                                                                     12,926       5,623
Investing activities:
Proceeds from disposal of property and equipment                                        890       5,242
Purchases of property and equipment                                                    (420)    (20,109)
Acquisition of assets of Laker Express, Inc.                                             --     (14,754)
Other                                                                                    --         300
                                                                                 -------------------------
                                                                                        470     (29,321)
Financing activities:
Proceeds from long-term debt                                                             --      28,087
Payments of long-term debt                                                           (8,506)     (5,079)
Repurchase of common stock                                                           (4,922)     (1,127)
Common stock issued under Stock Purchase Plan                                            31          23
Exercise of stock options                                                                --          11
                                                                                 -------------------------
                                                                                    (13,397)     21,915
                                                                                 -------------------------
Decrease in cash and cash equivalents                                              $     (1)   $ (1,783)
                                                                                 =========================
Non-cash transactions: Issuance of note payable to
   Laker Express, Inc. for asset acquisition                                       $     --    $    400
                                                                                 =========================


See notes to condensed consolidated financial statements.

                               Landair Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation annual report on Form 10-K for the year ended December 31, 1999.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

Some reclassifications have been made to the prior year financial statements to conform to the 2000 presentation. These reclassifications had no effect on net loss as previously reported.

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

The acquisition was accounted for as a purchase. Identified intangible assets acquired totaled approximately $1.5 million and are being amortized on a straight-line basis over a life of five years. Goodwill totaled approximately $2.6 million and is being amortized on a straight-line basis over a life of 20 years. Accumulated amortization of the identified intangible assets and goodwill totaled $610,000 and $180,000 at June 30, 2000 and 1999, respectively. The results of operations for the acquired business are included in the condensed consolidated statements of income from the acquisition date forward.

                               Landair Corporation

3.  SHAREHOLDERS' EQUITY

In February 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in open market transactions. The amount and timing of any repurchases are to be at such prices as management of the Company approves from time to time. As of June 30, 2000, the Company had repurchased 308,499 shares under the original share repurchase program. Additionally during the quarter, the Board of Directors approved the repurchase of two blocks of the Company's common stock totaling 1,130,281 shares for a total consideration of approximately $4.7 million.

4.  COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 2000 or 1999 and, accordingly, comprehensive income is equivalent to net income.

5.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

                                                  Three months ended    Six months ended
                                                  -------------------   ------------------
                                                  June 30,  June 30,    June 30,  June 30,
                                                    2000      1999       2000      1999
                                                  -------------------   ------------------
Numerator:
    Numerator for basic and diluted earnings per
       share - net income (loss)                   $  635    $(1,726)   $  496   $(1,305)

Denominator:
    Denominator for basic earnings per share -
       weighted-average shares                      5,833      6,150     5,925     6,222
    Effect of dilutive stock options                   34         52        50        87
                                                  -------------------   ------------------
    Denominator for diluted earnings per share -
       adjusted weighted-average shares             5,867      6,202     5,975     6,309
                                                  ===================   ==================
Basic earnings (loss) per share                    $  .11    $ (0.28)   $  .08   $ (0.21)
                                                  ===================   ==================
Diluted earnings (loss) per share (1)              $  .11    $ (0.28)   $  .08   $ (0.21)
                                                  ===================   ==================

(1) Diluted loss per share amounts for the 1999 periods have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an antidilutive effect.

                               Landair Corporation

6.  INCOME TAXES

For the three and six months ended June 30, 2000 and 1999, the effective income tax (benefit) rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences.

7.  CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                     Three months ended     Six months ended
                                     -------------------   ---------------------
                                     June 30,   June 30,   June 30,   June 30,
                                       2000       1999       2000       1999
                                     -------------------   ---------------------
Operating revenue                      100.0%     100.0%     100.0%     100.0%

Operating expenses:
    Salaries, wages and employee
       benefits                         32.0       36.1       32.8       35.7
    Purchased transportation            28.8       27.3       28.1       26.2
    Fuel and fuel taxes                  9.2       10.8       10.1       11.0
    Depreciation and amortization        9.5       10.5        9.7       10.3
    Insurance and claims                 3.8        5.6        4.3        5.0
    Operating leases                     1.5        1.3        1.7        1.3
    Other operating expenses            10.4       14.4       10.4       11.8
                                     -------------------   ---------------------
                                        95.2      106.0       97.1      101.3
Income from operations                   4.8       (6.0)       2.9       (1.3)
Other income (expense):
    Interest expense                    (1.9)      (2.1)      (2.1)      (1.8)
    Other, net                           0.1         --        0.5        0.1
                                     -------------------   ---------------------
                                        (1.8)      (2.1)      (1.6)      (1.7)
                                     -------------------   ---------------------
Income (loss) before income taxes        3.0       (8.1)       1.3       (3.0)
Income taxes (benefit)                   1.1       (2.8)       0.5       (1.0)
                                     -------------------   ---------------------
Net income (loss)                        1.9%      (5.3)%      0.8%      (2.0)%
                                     ===================   =====================


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Operating revenue increased by $600,000, or 1.8%, to $33.0 million in the second quarter of 2000 from $32.4 million in 1999. The increase in operating revenue resulted primarily from increased equipment utilization during the three months ended June 30, 2000. During the second quarters of 2000 and 1999, the average tractors in service, including owner-operators, were 995 and 1,072, respectively.

The sources of the Company's operating revenue within the Company's one reportable segment were as follows:

                                                      Three Months Ended
                                                  --------------------------
                                                    June 30,      June 30,
                                                      2000         1999
                                                  --------------------------
                                                         (In thousands)
Truckload fleet                                     $ 21,514      $ 25,515
Dedicated fleet                                       11,486         7,026
Intrasegment eliminations                                (26)         (136)
                                                  --------------------------
Total operating revenue                             $ 32,974      $ 32,405
                                                  ==========================

The operating ratio (operating expenses as a percentage of operating revenue) was 95.2% for the second quarter of 2000 compared to 106.0% for 1999. The decrease in the operating ratio in 2000 resulted from a lower operating cost structure caused by an increase in equipment utilization between periods and other factors as discussed below.

Salaries, wages and employee benefits were 32.0% of operating revenue in the second quarter of 2000 compared to 36.1% in 1999. The decrease in salaries, wages and employee benefits as a percentage of operating revenue resulted primarily from a decrease in the ratio of Company-operated tractors to owner-operator tractors. During the second quarter of 2000, average Company-operated tractors in service were 649 compared to 727 in 1999.

Purchased transportation was 28.8% of operating revenue in the second quarter of 2000 compared to 27.3% in 1999. The increase in purchased transportation as a percentage of operating revenue in the second quarter of 2000 was primarily attributable to an increase in the ratio of owner-operator tractors to Company-operated tractors. Owner-operators represented 34.8% of the Company's average tractors in service during the second quarter of 2000, up 8.0% over the 1999 period.

Fuel and fuel taxes were 9.2% of operating revenue in the second quarter of 2000 compared to 10.8% in 1999. The decrease in fuel and fuel taxes as a percentage of operating revenue during the second quarter of 2000 resulted primarily from a decrease in the ratio of Company-operated tractors to owner-operator tractors during the period, partially offset by an increase in the average fuel price per gallon between periods. Fuel cost is net of fuel surcharges collected from customers.

Depreciation and amortization expense as a percentage of operating revenue was 9.5% in the second quarter of 2000 compared to 10.5% in 1999. The decrease in depreciation and amortization as a percentage of operating revenue was primarily attributable to a decrease in the ratio of Company-operated tractors to owner-operator tractors coupled with an increase in equipment utilization during the second quarter of 2000 compared to the prior-year quarter.

Insurance and claims were 3.8% of operating revenue in the second quarter of 2000 compared to 5.6% in 1999. The decrease in insurance and claims expense as a percentage of operating revenue was a result of decreased frequency and severity of accidents which was partially offset by higher insurance premiums during the second quarter of 2000 compared with 1999.

Operating leases were 1.5% of operating revenue in the second quarter of 2000 compared to 1.3% in 1999. The increase in operating leases as a percentage of operating revenue during 2000 was attributed to an increase in rent for revenue equipment between periods.

Other operating expenses, a large component of which relates to equipment maintenance, were 10.4% of operating revenue in the second quarter of 2000 compared to 14.4% in 1999. The decrease in other operating expenses as a percentage of operating revenue was primarily attributed to a decrease in commissions paid to sales agents.

Interest expense was $645,000, or 1.9% of operating revenue in the second quarter of 2000 compared to $687,000 or 2.1% in 1999. The decrease was caused by lower average net borrowings during 2000 resulting primarily from the Company's efforts to reduce its debt levels partially offset by higher interest rates.

The combined federal and state effective tax rate for the second quarter of 2000 was 37.4% compared to a tax benefit of 34.5% for 1999.

As a result of the foregoing factors, net income for the second quarter of 2000 increased by approximately $2.4 million from a net loss of $1.7 million during the 1999 period. Net earnings for the 2000 period were $635,000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Operating revenue increased by $1.8 million, or 2.7%, to $66.1 million in the first six months of 2000 from $64.3 million in 1999. This increase was a result of improved equipment utilization partially offset by a decrease in the average tractors in service. During the first six months of 2000 and 1999, the average tractors in service, including owner-operators, were 1,020 and 1,080, respectively.

The sources of the Company's operating revenue within the Company's one reportable segment were as follows:

                                                       Six Months Ended
                                                  --------------------------
                                                    June 30,      June 30,
                                                      2000         1999
                                                  --------------------------
                                                         (In thousands)
Truckload fleet                                     $ 43,660      $ 50,752
Dedicated fleet                                       22,508        13,861
Intrasegment eliminations                                (64)         (278)
                                                  --------------------------
Total operating revenue                             $ 66,104      $ 64,335
                                                  ==========================

The operating ratio (operating expenses as a percentage of operating revenue) was 97.1% for the first six months of 2000 compared to 101.3% for 1999. The decrease in the operating ratio in 2000 resulted primarily from the factors discussed below.

Salaries, wages and employee benefits were 32.8% of operating revenue in the first six months of 2000 compared to 35.7% in 1999. The decrease in salaries, wages and employee benefits as a percentage of operating revenue resulted primarily from a decrease in the ratio of Company-operated tractors to owner-operator tractors. During the first six months of 2000, average Company-operated tractors in service were 676 compared to 753 in 1999.

Purchased transportation was 28.1% of operating revenue in the first six months of 2000 compared to 26.2% in 1999. The increase in purchased transportation as a percentage of operating revenue in the first six months of 2000 was primarily attributable to an increase in the ratio of owner-operator tractors to Company-operated tractors. Owner-operators represented 33.7% of the Company's average tractors in service during the six months ended June 30, 2000, an increase of 11.2% over the prior year period.

Fuel and fuel taxes were 10.1% of operating revenue in the first six months of 2000 compared to 11.0% in 1999. The decrease in fuel and fuel taxes as a percentage of operating revenue during the second quarter of 2000 resulted primarily from a decrease in the ratio of Company-operated tractors to owner-operator tractors during the period. This decrease was partially offset by an increase in the average fuel price per gallon between periods, net of fuel surcharges collected from customers.

Depreciation and amortization expense as a percentage of operating revenue was 9.7% in the first six months of 2000 compared to 10.3% in 1999. The decrease in depreciation and amortization as a percentage of operating revenue was primarily attributable to a decrease in the ratio of Company-operated tractors to owner-operator tractors coupled with an increase in equipment utilization during the first six months of 2000 compared to the prior year.

Insurance and claims were 4.3% of operating revenue in the first six months of 2000 compared to 5.0% in 1999. The decrease in insurance and claims expense as a percentage of operating revenue was a result of decreased frequency and severity of accidents which was partially offset by higher insurance premiums during the first six months of 2000 compared with 1999.

Operating leases were 1.7% of operating revenue in the first six months of 2000 compared to 1.3% in 1999. The increase in operating leases as a percentage of operating revenue during 2000 was attributed to an increase in rent for revenue equipment between periods.

Other operating expenses, a large component of which relates to equipment maintenance, were 10.4% of operating revenue in the first six months of 2000 compared to 11.8% in 1999. The decrease in other operating expenses as a percentage of operating revenue was primarily attributed to a decrease in commissions paid to sales agents.

Interest expense was $1.4 million, or 2.1% of operating revenue in the first six months of 2000 compared to $1.2 million or 1.8% in 1999. The increase was caused by higher average net borrowings during 2000 resulting primarily from the acquisition of assets from Laker in January 1999.

The combined federal and state effective tax rate for the first six months of 2000 was 38.5% compared to a benefit of 33.4% for 1999.

As a result of the foregoing factors, net income increased by approximately $1.8 million from a net loss of $1.3 million to net earnings of $496,000.

Liquidity and Sources of Capital

The continued growth of the Company, and the nature of its operations, have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, and through borrowing under credit agreements with financial institutions and equipment manufacturers. Working capital needs have generally been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $12.9 million for the six month period ended June 30, 2000 compared with $5.6 million in the same period of 1999.

Net cash provided by investing activities was approximately $470,000 in the six month period ended June 30, 2000, compared with net cash used in investing activities of $29.3 million in the same period of 1999. Investing activities for the six month period ended June 30, 1999, consisted primarily of the acquisition of revenue equipment, the acquisition of assets from Laker and the purchase of a terminal facility.

Net cash used in financing activities was $13.4 million during the six month period ended June 30, 2000, compared with net cash provided by financing activities of $21.9 million in the same period of 1999. Financing activities during the six month period ended June 30, 2000, consisted of the repayment of $8.5 million of long-term debt and the repurchase of $4.9 million of the Company's common stock. During the same period in 1999, financing activities consisted primarily of the financing of revenue equipment, acquisition of assets from Laker and the purchase of a terminal facility.

The Company's credit facilities include a working capital line of credit and equipment financing facilities with equipment manufacturers and banks. Subject to maintenance of financial covenants and ratios, the bank credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $28.6 million under the equipment financing facilities. Interest rates for advances under the bank facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The bank facilities bear interest at LIBOR plus 0.75% to 2.0% and are secured by accounts receivable and certain revenue equipment. The availability for additional borrowings under the working capital line of credit expire in April 2002 and the bank equipment financing facilities expire in September 2000 and December 2000.

Availability under the line of credit is reduced by the amount of outstanding letters of credit. As of June 30, 2000, the Company had $1.8 million of borrowings and $4.9 million of letters of credit outstanding under the working capital line of credit facility and $22.4 million of borrowings outstanding under the bank equipment financing facilities.

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

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $14,000 during the first six months of 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 and will address any latent Year 2000 matters that may arise.

Forward-Looking Statements

The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements." Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates, downturns in customer business cycles, competition, surplus inventories, loss of a major customer, fuel price increases, the inability of the Company's information systems to handle increased volume of freight, and the lack of availability and/or insufficient compensation of qualified drivers and independent owner-operators needed to serve the Company's transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and commodity prices. To reduce such risks, the Company selectively uses forward purchase contracts for fuel. All such forward purchase transactions are authorized and executed pursuant to clearly defined procedures.

Interest Rates

At June 30, 2000 and 1999, the fair value of the Company's total variable rate debt was estimated to be approximately $24.0 million and $34.8 million, respectively, which approximated carrying value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At these borrowing levels, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $99,000 and $113,000 for the six months ended June 30, 2000 and 1999. This amount was determined by considering the impact of the hypothetical interest rate increase on the Company's borrowing cost at the June 30, 2000 and 1999 borrowing levels.

Commodities

The availability and price of fuel are subject to fluctuations due to factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time will enter into forward purchase contracts. At June 30, 2000, the Company had no outstanding commitments to purchase fuel. At June 30, 1999, the Company had commitments to purchase approximately $544,000 of fuel, representing approximately 6% of its estimated 1999 annual fuel requirements.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 22, 2000, for the purpose of electing six directors and approving the appointment of independent auditors for 2000.

Shareholders elected each director nominee for a one-year term expiring at the 2001 annual meeting. The vote for each director was as follows:

                                                For                 Withheld
                                                ---                 --------
         Jerry T. Armstrong                  5,798,344                36,766
         Gen. Duane H. Cassidy               5,798,344                36,766
         C. John Langley, Jr.                5,798,344                36,766
         Scott M. Niswonger                  5,705,944               129,166
         C. Tim Roach                        5,705,944               129,166
         Richard H. Roberts                  5,795,944                39,166

The appointment of Ernst & Young LLP as independent auditors for 2000 was ratified and approved as follows:

                  For                Against              Abstain
                  ---                -------              -------
               5,834,288               656                   166

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company filed a report on Form 8-K on June 19, 2000, to report the repurchase by the Company of 1,130,281 shares of the common stock of the Company. See Note 3 to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Landair Corporation



Date:  August 8, 2000               By: /s/ Andrew J. Mantey
                                        ----------------------------------------
                                        Andrew J. Mantey
                                        Chief Financial Officer
                                        and Senior Vice President

                                  EXHIBIT INDEX

      Exhibit No.
      -----------

        10.1 First Amendment to the Amended and Restated Non-Employee Director Stock Option Plan

       *10.2 Stock Purchase Agreement between the registrant and East Tennessee Foundation dated as of June 2, 2000

        27.1             Financial Data Schedule - Period Ended
                         June 30, 2000 (Electronic Filing Only)

* Filed as Exhibit A to the Schedule 13D/A filed by East Tennessee Foundation on June 27, 2000.