Form 10-Q
period 2000-09-30
LANDAIR CORP
filed 2000-11-06
CIK 1065932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000
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

                               YES [X]     NO [ ]

The number of shares outstanding of the registrant's common stock, $.01 par value, as of October 27, 2000 was 4,882,596.

                                TABLE OF CONTENTS

                               LANDAIR CORPORATION

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
             September 30, 2000 and December 31, 1999                     3

         Condensed Consolidated Statements of Income -
             Three and nine months ended September 30, 2000 and 1999      4

         Condensed Consolidated Statements of Cash Flows -
             Nine months ended September 30, 2000 and 1999                5

         Notes to Condensed Consolidated Financial Statements -
             September 30, 2000                                           6

ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                9

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk          15

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               16

ITEM 2.  Changes in Securities and Use of Proceeds                       16

ITEM 3.  Defaults Upon Senior Securities                                 16

ITEM 4.  Submission of Matters to a Vote of Security Holders             16

ITEM 5.  Other Information                                               16

ITEM 6.  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                               17

EXHIBIT INDEX                                                            18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                               Landair Corporation

                      Condensed Consolidated Balance Sheets

                                                               September 30,  December 31,
                                                                    2000          1999
                                                          -----------------------------------
                                                                (Unaudited)     (Note 1)
                                                            (In thousands, except share data)

ASSETS

Current assets:
    Cash and cash equivalents                                    $       8      $       9
    Accounts receivable, less allowance of $707 in 2000 and
       $536 in 1999                                                 14,456         16,329
    Other current assets                                             7,207          8,048
                                                          -----------------------------------
Total current assets                                                21,671         24,386

Property and equipment                                             108,977        113,560
Less accumulated depreciation and amortization                      36,940         30,825
                                                          -----------------------------------
                                                                    72,037         82,735
Other assets                                                         4,704          4,248
                                                          -----------------------------------
Total assets                                                     $  98,412      $ 111,369
                                                          ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $   5,224      $   4,046
    Accrued expenses                                                 8,143          9,195
    Current portion of long-term debt                                8,130          9,732
                                                          -----------------------------------
Total current liabilities                                           21,497         22,973

Long-term debt, less current portion                                25,144         32,970
Deferred income taxes                                               13,739         13,258

Shareholders' equity:
    Preferred stock                                                     --             --
    Common stock, $.01 par value:
       Authorized shares - 45,000,000
       Issued and outstanding shares - 4,882,596 in 2000 and
          6,071,158 in 1999                                             49             60
    Additional paid-in capital                                      38,059         42,939
    Retained deficit                                                   (76)          (831)
                                                          -----------------------------------
Total shareholders' equity                                          38,032         42,168
                                                          -----------------------------------
Total liabilities and shareholders' equity                       $  98,412      $ 111,369
                                                          ===================================


See notes to condensed consolidated financial statements.

                               Landair Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                           Three months ended               Nine months ended
                                      -----------------------------   ------------------------------
                                      September 30,   September 30,   September 30,    September 30,
                                           2000            1999            2000            1999
                                      -----------------------------   ------------------------------
                                                  (In thousands, except per share data)
Operating revenue:
     Freight                             $ 31,960        $ 32,987        $ 98,064        $ 97,322

Operating expenses:
     Salaries, wages and employee
        benefits                           10,313          10,998          31,989          33,982
     Purchased transportation               9,718           9,350          28,315          26,215
     Fuel and fuel taxes                    2,915           3,709           9,595          10,778
     Depreciation and amortization          3,214           3,488           9,617          10,103
     Insurance and claims                   1,025           1,323           3,859           4,516
     Operating leases                         497             414           1,612           1,220
     Other operating expenses               3,295           4,182          10,171          11,815
                                         --------------------------   ----------------------------
                                           30,977          33,464          95,158          98,629
                                         --------------------------   ----------------------------
Income from operations                        983            (477)          2,906          (1,307)
Other income (expense):
     Interest expense                        (669)           (821)         (2,090)         (2,005)
     Other, net                               115             125             420             181
                                         --------------------------   ----------------------------
                                             (554)           (696)         (1,670)         (1,824)
                                         --------------------------   ----------------------------
Income (loss) before income
   taxes                                      429          (1,173)          1,236          (3,131)
Income taxes (benefit)                        170            (424)            481          (1,077)
                                         --------------------------   ----------------------------
Net income (loss)                        $    259        $   (749)       $    755        $ (2,054)
                                         ==========================   ============================

Income (loss) per share:
     Basic                               $   0.05        $  (0.12)       $   0.14        $  (0.34)
                                         ==========================   ============================
     Diluted                             $   0.05        $  (0.12)       $   0.13        $  (0.34)
                                         ==========================   ============================

See notes to condensed consolidated financial statements.

                               Landair Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Nine months ended
                                                        -----------------------------
                                                        September 30,   September 30,
                                                             2000           1999
                                                        -----------------------------
                                                               (In thousands)
Cash provided by operations:
Net income (loss)                                         $    755        $ (2,054)
(Gain)/loss on sale of fixed assets                           (248)            133
Depreciation and amortization                                9,617          10,103
Other, net                                                   3,321          (4,942)
                                                          -------------------------
                                                            13,445           3,240
Investing activities:
Proceeds from disposal of property and equipment             2,246           8,296
Purchases of property and equipment                         (1,373)        (28,442)
Acquisition of assets of Laker Express, Inc.                    --         (12,894)
Other                                                           --             (72)
                                                          -------------------------
                                                               873         (33,112)
Financing activities:
Proceeds from long-term debt                                    --          36,438
Payments of long-term debt                                  (9,428)         (7,247)
Repurchase of common stock                                  (4,922)         (1,127)
Common stock issued under employee stock purchase
   plan                                                         31              23
Exercise of stock options                                       --              12
                                                          -------------------------
                                                           (14,319)         28,099
                                                          -------------------------
Decrease in cash and cash equivalents                     $     (1)       $ (1,773)
                                                          =========================
Non-cash transactions: Issuance of note payable to
   Laker Express, Inc. for asset acquisition              $     --        $    400
                                                          =========================


See notes to condensed consolidated financial statements.

                               Landair Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation annual report on Form 10-K for the year ended December 31, 1999.

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

The acquisition was accounted for as a purchase. Identified intangible assets acquired totaled approximately $1.5 million and are being amortized on a straight-line basis over a life of five years. Goodwill totaled approximately $2.6 million and is being amortized on a straight-line basis over a life of 20 years. Accumulated amortization of the identified intangible assets and goodwill totaled $717,000 and $288,000 at September 30, 2000 and 1999, respectively. The results of operations for the acquired business are included in the condensed consolidated statements of income from the acquisition date forward.

                               Landair Corporation

3.  SHAREHOLDERS' EQUITY

In February 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in open market transactions. The amount and timing of any repurchases are to be at such prices as management of the Company approves from time to time. As of September 30, 2000, the Company had repurchased 308,499 shares under the original share repurchase program. Additionally, during the nine month period ending September 30, 2000, the Board of Directors approved the repurchase of two blocks of the Company's common stock totaling 1,130,281 shares for a total consideration of approximately $4.7 million.

4.  COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 2000 or 1999 and, accordingly, comprehensive income is equivalent to net income.

5.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

                                               Three months ended             Nine months ended
                                          -----------------------------  ----------------------------
                                          September 30,   September 30,  September 30,  September 30,
                                              2000            1999            2000          1999
                                          -----------------------------  ----------------------------
Numerator:
    Numerator for basic and diluted
       earnings per share - net income
       (loss)                                $  259         $  (749)         $  755         $(2,054)

Denominator:
    Denominator for basic earnings
       per share - weighted-average
       shares                                 4,883           6,071           5,574           6,110
    Effect of dilutive stock options             57              54              52              75
                                             --------------------------  ---------------------------
    Denominator for diluted earnings
       per share - adjusted weighted-
       average shares                         4,940           6,125           5,626           6,185
                                             ==========================  ===========================
Basic earnings (loss) per share              $ 0.05         $ (0.12)         $ 0.14         $ (0.34)
                                             ==========================  ===========================
Diluted earnings (loss) per share (1)        $ 0.05         $ (0.12)         $ 0.13         $ (0.34)
                                             ==========================  ===========================

(1) Diluted loss per share amounts for the 1999 periods have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an antidilutive effect.

                               Landair Corporation

6.  INCOME TAXES

For the three and nine months ended September 30, 2000 and 1999, the effective income tax (benefit) rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                               Three months ended               Nine months ended
                                          -----------------------------   -----------------------------
                                          September 30,   September 30,   September 30,   September 30,
                                              2000            1999             2000           1999
                                          -----------------------------   -----------------------------
Operating revenue                            100.0%          100.0%          100.0%          100.0%

Operating expenses:
     Salaries, wages and employee
        benefits                              32.3            33.4            32.6            34.9
     Purchased transportation                 30.4            28.3            28.9            26.9
     Fuel and fuel taxes                       9.1            11.2             9.8            11.1
     Depreciation and amortization            10.1            10.6             9.8            10.4
     Insurance and claims                      3.2             4.0             3.9             4.6
     Operating leases                          1.6             1.3             1.6             1.3
     Other operating expenses                 10.3            12.7            10.4            12.1
                                             --------------------------   --------------------------
                                              97.0           101.5            97.0           101.3
Income from operations                         3.0            (1.5)            3.0            (1.3)
Other income (expense):
     Interest expense                         (2.1)           (2.5)           (2.1)           (2.1)
     Other, net                                0.4             0.4             0.4             0.2
                                             --------------------------   --------------------------
                                              (1.7)           (2.1)            1.7            (1.9)
                                             --------------------------   --------------------------
Income (loss) before income taxes              1.3            (3.6)            1.3            (3.2)
Income taxes (benefit)                         0.5            (1.3)            0.5            (1.1)
                                             --------------------------   --------------------------
Net income (loss)                              0.8%           (2.3)%           0.8%           (2.1)%
                                             ==========================   ==========================


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Operating revenue decreased by $1.0 million, or 3.0%, to $32.0 million in the third quarter of 2000 from $33.0 million in 1999. The decrease in operating revenue resulted primarily from a decrease in the average tractors in service offset somewhat by improved equipment utilization during the three months ended September 30, 2000. During the third quarters of 2000 and 1999, the average tractors in service, including owner-operators, were 968 and 1,109, respectively. Revenue per tractor per week improved from $2,461 during the three month period ended September 30, 1999 to $2,647 per tractor per week during the three month period ended September 30, 2000.

The sources of the Company's operating revenue within the Company's one reportable segment were as follows:

                                      Three Months Ended
                                -------------------------------
                                September 30,     September 30,
                                    2000              1999
                                -------------------------------
                                         (In thousands)

Truckload fleet                   $ 20,534          $ 24,593
Dedicated fleet                     11,553             8,418
Intrasegment eliminations             (127)              (24)
                                  ---------------------------
Total operating revenue           $ 31,960          $ 32,987
                                  ===========================

The operating ratio (operating expenses as a percentage of operating revenue) was 97.0% for the third quarter of 2000 compared to 101.5% for 1999. The decrease in the operating ratio in 2000 resulted from a lower operating cost structure caused by an increase in equipment utilization and increased revenue rates between periods and other factors as discussed below.

Salaries, wages and employee benefits were 32.3% of operating revenue in the third quarter of 2000 compared to 33.4% in 1999. The decrease in salaries, wages and employee benefits as a percentage of operating revenue resulted primarily from a decrease in the ratio of Company-operated tractors to owner-operator tractors. During the third quarter of 2000, average Company-operated tractors in service were 598 compared to 759 in 1999. This decrease was partially offset by higher wage rates for Company drivers.

Purchased transportation was 30.4% of operating revenue in the third quarter of 2000 compared to 28.3% in 1999. The increase in purchased transportation as a percentage of operating revenue in the third quarter of 2000 was primarily attributable to an increase in the ratio of owner-operator tractors to Company-operated tractors. Owner-operators represented 38.2% of the Company's average tractors in service during the third quarter of 2000, up 21% over the 1999 period.

Fuel and fuel taxes were 9.1% of operating revenue in the third quarter of 2000 compared to 11.2% in 1999. The decrease in fuel and fuel taxes as a percentage of operating revenue during the third quarter of 2000 resulted primarily from a decrease in the ratio of Company-operated tractors to owner-operator tractors during the period, partially offset by an increase in the average fuel price per gallon between periods. Fuel cost is net of fuel surcharges collected from customers.

Depreciation and amortization expense as a percentage of operating revenue was 10.1% in the third quarter of 2000 compared to 10.6% in 1999. The decrease in depreciation and amortization as a percentage of operating revenue was primarily attributable to a decrease in the ratio of Company-operated tractors to owner-operator tractors coupled with an increase in equipment utilization during the third quarter of 2000 compared to the prior-year quarter.

Insurance and claims were 3.2% of operating revenue in the third quarter of 2000 compared to 4.0% in 1999. The decrease in insurance and claims expense as a percentage of operating revenue was a result of decreased frequency and severity of accidents which was partially offset by higher insurance premiums during the third quarter of 2000 compared with 1999.

Operating leases were 1.6% of operating revenue in the third quarter of 2000 compared to 1.3% in 1999. The increase in operating leases as a percentage of operating revenue during 2000 was attributed to an increase in rent for revenue equipment between periods.

Other operating expenses, a large component of which relates to equipment maintenance, were 10.3% of operating revenue in the third quarter of 2000 compared to 12.7% in 1999. The decrease in other operating expenses as a percentage of operating revenue was primarily attributed to a decrease in commissions paid to sales agents.

Interest expense was $669,000 or 2.1% of operating revenue in the third quarter of 2000 compared to $821,000 or 2.5% in 1999. The decrease was caused by lower average net borrowings during 2000 resulting primarily from the Company's efforts to reduce its debt levels partially offset by higher interest rates.

The combined federal and state effective tax rate for the third quarter of 2000 was 39.6% compared to a tax benefit of 36.1% for 1999.

As a result of the foregoing factors, net income for the third quarter of 2000 increased by approximately $1.0 million from a net loss of $749,000 during the 1999 period. Net earnings for the 2000 period were $259,000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Operating revenue increased by approximately $1.0 million, or 1.0%, to $98.1 million in the first nine months of 2000 from $97.3 million in 1999. This increase was a result of improved equipment utilization partially offset by a decrease in the average tractors in service. During the first nine months of 2000 and 1999, the average tractors in service, including owner-operators, were 1,003 and 1,090, respectively.

The sources of the Company's operating revenue within the Company's one reportable segment were as follows:

                                       Nine Months Ended
                                -------------------------------
                                September 30,     September 30,
                                    2000              1999
                                -------------------------------
Truckload fleet                   $ 64,194          $ 75,346
Dedicated fleet                     34,061            22,279
Intrasegment eliminations             (191)             (303)
                                  ---------------------------
Total operating revenue           $ 98,064          $ 97,322
                                  ===========================

The operating ratio (operating expenses as a percentage of operating revenue) was 97.0% for the first nine months of 2000 compared to 101.3% for 1999. The decrease in the operating ratio in 2000 resulted primarily from the factors discussed below.

Salaries, wages and employee benefits were 32.6% of operating revenue in the first nine months of 2000 compared to 34.9% in 1999. The decrease in salaries, wages and employee benefits as a percentage of operating revenue resulted primarily from a decrease in the ratio of Company-operated tractors to owner-operator tractors. During the first nine months of 2000, average Company-operated tractors in service were 650 compared to 755 in 1999.

Purchased transportation was 28.9% of operating revenue in the first nine months of 2000 compared to 26.9% in 1999. The increase in purchased transportation as a percentage of operating revenue in the first nine months of 2000 was primarily attributable to an increase in the ratio of owner-operator tractors to Company-operated tractors. Owner-operators represented 35.2% of the Company's average tractors in service during the nine months ended September 30, 2000, an increase of 14.5% over the prior-year period.

Fuel and fuel taxes were 9.8% of operating revenue in the first nine months of 2000 compared to 11.1% in 1999. The decrease in fuel and fuel taxes as a percentage of operating revenue during the third quarter of 2000 resulted primarily from a decrease in the ratio of Company-operated tractors to owner-operator tractors during the period.

Depreciation and amortization expense as a percentage of operating revenue was 9.8% in the first nine months of 2000 compared to 10.4% in 1999. The decrease in depreciation and amortization as a percentage of operating revenue was primarily attributable to a decrease in the ratio of Company-operated tractors to owner-operator tractors coupled with an increase in equipment utilization during the first nine months of 2000 compared to the prior year.

Insurance and claims were 3.9% of operating revenue in the first nine months of 2000 compared to 4.6% in 1999. The decrease in insurance and claims expense as a percentage of operating revenue was a result of decreased frequency and severity of accidents which was partially offset by higher insurance premiums during the first nine months of 2000 compared with 1999.

Operating leases were 1.6% of operating revenue in the first nine months of 2000 compared to 1.3% in 1999. The increase in operating leases as a percentage of operating revenue during 2000 was attributed to an increase in rent for revenue equipment between periods.

Other operating expenses, a large component of which relates to equipment maintenance, were 10.4% of operating revenue in the first nine months of 2000 compared to 12.1% in 1999. The decrease in other operating expenses as a percentage of operating revenue was primarily attributed to a decrease in commissions paid to sales agents.

Interest expense was $2.1 million or 2.1% of operating revenue in the first nine months of 2000 compared to $2.0 million or 2.1% in 1999. Lower average borrowings during 2000 offset by higher interest rates kept this expense as a percent of revenue consistent with the same nine month period in 1999.

The combined federal and state effective tax rate for the first nine months of 2000 was 38.9% compared to a benefit of 34.4% for 1999.

As a result of the foregoing factors, net income increased by approximately $2.8 million from a net loss of $2.1 million to net earnings of $755,000.

Liquidity and Sources of Capital

Historically, the growth of the Company and the nature of its operations have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, and through borrowing under credit agreements with financial institutions and equipment manufacturers. Working capital needs have generally been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $13.4 million for the nine month period ended September 30, 2000 compared with $3.2 million in the same period of 1999.

Net cash provided by investing activities was approximately $900,000 in the nine month period ended September 30, 2000, compared with net cash used in investing activities of $33.1 million in the same period of 1999. Investing activities for the nine month period ended September 30, 1999, consisted primarily of the acquisition of revenue equipment, the acquisition of assets from Laker and the purchase of a terminal facility.

Net cash used in financing activities was $14.3 million during the nine month period ended September 30, 2000, compared with net cash provided by financing activities of $28.1 million in the same period of 1999. Financing activities during the nine month period ended September 30, 2000, consisted of the repayment of $9.4 million of long-term debt and the repurchase of $4.9 million of the Company's common stock. During the same period in 1999, financing activities consisted primarily of the financing of revenue equipment, acquisition of assets from Laker and the purchase of a terminal facility.

The Company's credit facilities include a working capital line of credit and equipment financing facilities with equipment manufacturers and banks. Subject to maintenance of financial covenants and ratios, the bank credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $15.0 million under an equipment financing facility. Interest rates for advances under the bank facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The bank facilities bear interest at LIBOR plus 0.75% to 2.0% and are secured by accounts receivable and certain revenue equipment. The availability for additional borrowings under the working capital line of credit expire in November 2001 and the bank equipment financing facility expires in December 2000. Availability under the line of credit is reduced by the amount of outstanding letters of credit. As of September 30, 2000, the Company had $2.9 million of borrowings and $4.2 million of letters of credit outstanding under the working capital line of credit facility and $18.1 million of borrowings outstanding under the bank equipment financing facilities.

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

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $14,000 during the first nine months of 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 and will address any latent Year 2000 matters that may arise.

On October 1, 2000, the Company implemented Innovative Computing Corporation's operations and administrative software system. This software is used widely in the truckload transportation industry. In connection with this implementation, the Company is in the process of reviewing the adequacy of the balances established in certain balance sheet accounts.

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

Interest Rates

At September 30, 2000 and 1999, the fair value of the Company's total variable rate debt was estimated to be approximately $20.8 million and $30.6 million, respectively, which approximated carrying value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At these borrowing levels, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $132,000 and $210,000 for the nine months ended September 30, 2000 and 1999. This amount was determined by considering the impact of the hypothetical interest rate increase on the Company's borrowing cost at the September 30, 2000 and 1999 borrowing levels.

Commodities

The availability and price of fuel are subject to fluctuations due to factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time will enter into forward purchase contracts. At September 30, 2000, the Company had no outstanding commitments to purchase fuel.

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

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Landair Corporation



Date:  November 6, 2000             By: /s/ Andrew J. Mantey
                                        ----------------------------------------
                                        Andrew J. Mantey
                                        Chief Financial Officer
                                        and Senior Vice President

                                  EXHIBIT INDEX

      Exhibit No.
      -----------

        27.1             Financial Data Schedule - Period Ended
                         September 30, 2000 (Electronic Filing Only)