Form 10-K405
period 2000-12-31
LANDAIR CORP
filed 2001-04-02
CIK 1065932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was approximately $5.2 million based on the closing price of such stock on such date of $4.875.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of February 28, 2001 was 4,819,955.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

                               TABLE OF CONTENTS

                                                                          Page Number
                                                                          -----------
                                     Part I
Item 1.     Business                                                            3
Item 2.     Properties                                                          8
Item 3.     Legal Proceedings                                                   8
Item 4.     Submission of Matters to a Vote of Security Holders                 8
Executive Officers of the Registrant                                            9

                                     Part II

Item 5.     Market for Registrant's Common Stock and
            Related Shareholder Matters                                        11
Item 6.     Selected Financial Data                                            12
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                13
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk         19
Item 8.     Financial Statements and Supplementary Data                        20
Item 9.     Changes in and Disagreements with Accountants on                   20
            Accounting and Financial Disclosure

                                      Part III

Item 10.    Directors and Executive Officers of the Registrant                 21
Item 11.    Executive Compensation                                             21
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                                              21
Item 13.    Certain Relationships and Related Transactions                     21

                                      Part IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                                22
Signatures                                                                     23
Index to Financial Statements and Financial Statement Schedule                 F-2

                                     PART I

ITEM 1. BUSINESS

GENERAL

       Landair Corporation, through its operating subsidiaries (the "Company"), is a truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. The Company provides dry van common carrier and dedicated contract carriage for shippers of a variety of products in the medium- and short-haul markets. These products include, among others, paper products, building products, textiles, retail and other consumer goods, air freight, automotive parts and supplies, electronics and metal products. The preponderance of the Company's business involves providing high-quality, specialized services to service-sensitive shippers on both a dedicated and ad hoc basis. To improve service to the differing requirements of customers at numerous shipping locations, the Company has terminals where over-the-road tractors are based and drivers are domiciled.

       The Company utilizes a satellite-linked, computerized operations system to monitor and facilitate the movement of freight. The Company's operating philosophy is founded on maintaining high levels of service at market competitive prices in the most efficient manner possible.

       During 2000, the Company continued to focus its marketing efforts and capital resources on dedicated contract carriage. Management believes the future growth of the Company will be in the dedicated contract carriage area and less in the common carrier area as a result of the commoditization of the truckload sector.

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

OPERATIONS

       The Company currently conducts its common carrier operations from three terminals and various dedicated customer facilities. Each terminal is the base for certain over-the-road tractors and is the domicile of the drivers who operate those tractors. These terminals have facilities and staff to provide driver supervision, fueling and maintenance. The Company believes this network of facilities enhances its ability to provide responsive service to its customers in an efficient manner.

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

       The Company's operations consist principally of dedicated contract carriage and common carriage:

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

       The Company has purchased its tractors from Freightliner Corporation and Volvo Trucks North America, Inc. and most of its trailers from Great Dane Corporation and Hyundai Precision America. The majority of the tractors purchased are equipped with Series 60 Detroit Diesel electronic engines which have contributed significantly to increased fuel efficiency. Certain of the Company's purchase and lease agreements include a guaranteed predetermined trade value for tractors after three or four years.

       At December 31, 2000, the Company owned or leased 573 tractors and contracted for 317 tractors from owner-operators. The average age of the Company-owned tractor fleet was approximately 2.75 years at December 31, 2000. At December 31, 2000, the Company owned 3,031 trailers, of which substantially all are 53' long and 105 include specialized roller bed equipment required to serve air cargo industry customers. By having a majority of the Company's trailer fleet equipped with 53' trailers, the Company is able to provide its customers with more economy and convenience and increased driver productivity. The average age of the trailer fleet was approximately 5.82 years at December 31, 2000.

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

EMPLOYEES

       As of December 31, 2000, the Company employed approximately 830 persons, 610 of whom were drivers.

       Drivers. The Company has established programs to increase driver loyalty and to provide a greater stake in the Company to drivers. Drivers are compensated on the basis of miles driven, and base pay for miles driven increases with a driver's length of employment with the Company. The Company maintains a 401(k) benefit plan and stock purchase plan for Company drivers and other employees.

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

OWNER-OPERATORS

       The Company intends to continue to expand its operations with owner-operator equipment. The Company believes that the owner-operators with whom it contracts are generally more experienced than the general driver population and that they have a vested interest in protecting their own equipment that motivates them to operate in a cautious manner. Typically, owner-operators are responsible for paying all their operating expenses including fuel, maintenance, equipment payments and all other equipment-related expenses. Owner-operators are compensated by the Company on a rate per mile or percentage of revenue basis. As of December 31, 2000, approximately 35% of the Company's tractors in service were contracted to the Company by owner-operators.

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

ENVIRONMENTAL REGULATIONS

       The Company has above-ground fuel storage tanks at its Indianapolis, Indiana and Greeneville, Tennessee facilities and underground fuel storage tanks at its Columbus, Ohio facility. Such storage tanks are subject to various federal and state environmental laws and regulations. Management believes that the Company is in substantial compliance with applicable environmental laws and regulations. No material increase for expenditures for compliance with federal, state and local environmental laws and regulations is anticipated in 2001.

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

SEASONALITY

       In the trucking industry, revenue and operating results generally reflect a seasonal pattern as customers reduce shipments during and after the winter holiday season and during the month of July because of plant closings. Additionally, the volume of shipments is often affected by weather variations. Historically, the Company's operating expenses also have been higher in the winter months, primarily as a result of decreased fuel efficiency and increased maintenance costs of revenue equipment in colder weather.

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

MAJOR CUSTOMER

       The Company had three customers who accounted for 10% or more of revenue in 2000. Federal Express Corporation, Sonoco Products Company and DuPont accounted for approximately

18%, 16% and 10%, respectively, of consolidated operating revenue for the year ended December 31, 2000.

ITEM 2. PROPERTIES

        The Company's offices and terminals in Columbus, Ohio and terminal facility in Greeneville, Tennessee are owned by the Company. The remaining Company facilities are leased. The Company's headquarters are located in Greeneville, Tennessee.

        In addition to operations at various customer locations, the Company currently operates terminals at Columbus, Ohio, Greeneville, Tennessee and Indianapolis, Indiana.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

        The following are the Company's executive officers:

Name                                  Age                   Position
----                                  ---                   --------
Scott M. Niswonger (1).................53     Chairman of the Board and Chief Executive
                                              Officer
John A. Tweed..........................35     President and Chief Operating Officer
Andrew J. Mantey.......................38     Chief Financial Officer, Senior Vice President
                                              and Treasurer
Richard H. Roberts (1).................46     Senior Vice President, General Counsel and
                                              Secretary

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

        John A. Tweed has served as President, Chief Operating Officer and director of the Company since December 2000. Since February 1996, he has also served as President of Warehouse Logistics LLC, a privately-held company jointly owned with Mr. Niswonger. Mr. Tweed was Vice President, Sales, of Landair Transport, Inc. ("Landair Transport") from April 1990 until February 1996. Mr. Tweed was Manager of Special Projects and Assistant to the President of Landair Transport from December 1985 until March 1990.

        Andrew J. Mantey has served as Chief Financial Officer, Senior Vice President and Treasurer and as a director of the Company since June 2000. Prior to joining the Company, Mr. Mantey was the Chief Financial Officer of May Trucking Company from June 1994 to June 2000. From April 1990 to June 1994, Mr. Mantey was Controller of Freymiller Trucking, Inc. Mr. Mantey was employed with Ernst & Young LLP from July 1985 to April 1990. Mr. Mantey is a Certified Public Accountant.

        Richard H. Roberts has served as Senior Vice President, General Counsel and Secretary and as a director of the Company since July 1998. Since July 1994, Mr. Roberts has served as an executive officer and a director of Forward Air. Mr. Roberts was a partner with the Baker, Worthington, Crossley & Stansberry law firm from January 1991 until July 1994. Mr. Roberts also serves as a director of Miller Industries, Inc.

OTHER KEY EMPLOYEES

        Harry O. Crabtree has served as Vice President, Safety, of Landair Transport since January 1998. Prior to joining Landair Transport, he served as Vice President, Safety and Quality of Landstar Inway, Inc. from January 1997 until January 1998. Mr. Crabtree was Vice President, Risk Management, for Landstar TLC, Inc. from March 1995 to January 1997, and was Director of Safety for Landstar Poole, Inc. from March 1989 until March 1995. From June 1979 to March 1989, Mr. Crabtree held various management positions at Landstar Poole, Inc. advancing through the maintenance, operations, claims and safety departments.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Common Stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market(R) under the symbol "LAND." The following table sets forth the high and low sale prices for the Common Stock as reported by The Nasdaq National Market for the last two years ending December 31, 2000:

                1999                                High               Low
                ----                                ----               ---
        First Quarter...........................    $8.44            $4.75
        Second Quarter..........................    $5.88            $3.88
        Third Quarter...........................    $6.00            $3.13
        Fourth Quarter..........................    $6.25            $4.75

                2000                                High               Low
                ----                                ----               ---
        First Quarter...........................    $5.38            $4.00
        Second Quarter..........................    $5.63            $3.25
        Third Quarter...........................    $5.13            $4.00
        Fourth Quarter..........................    $4.56            $3.38

        There were approximately 870 shareholders of record (including brokerage firms and other nominees) of the Common Stock as of December 31, 2000.

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

                                                                 Year ended December 31
                                             -----------------------------------------------------------
                                                2000          1999         1998       1997        1996
                                             ---------     ---------     --------    -------    --------
                                                         (In thousands, except per share data)
STATEMENTS OF INCOME DATA:
Operating revenue                            $ 127,487     $ 131,855     $110,353    $91,398    $ 82,242
Income (loss) from operations                   (8,846)         (236)       6,453      3,739         825
Operating ratio (1)                              106.9%        100.2%        94.2%      95.9%       99.0%
Net income (loss)                               (6,970)       (1,830)       3,075      1,150        (905)
Income (loss) per share - basic (2)              (1.29)        (0.30)        0.49       0.18       (0.14)
Income (loss) per share - diluted (2), (3)       (1.29)        (0.30)        0.49       0.18       (0.14)

Cash dividends declared per
   common share                                     --            --           --         --          --

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                 $  81,327     $ 111,369     $ 92,429    $97,208    $ 89,292
Long-term obligations, net of
    current portion                             20,223        32,970       18,058     14,151      19,771
Shareholders' equity                            30,326        42,168       45,253     39,558      38,408

(1)  Operating expenses as a percentage of operating revenue.

(2) Income (loss) per share is presented on a pro forma basis for the 1996 through 1998 years to reflect the 6.3 million share issuance of Common Stock as a result of the Spin-off of the Company in September 1998, as if the Spin-off had occurred on January 1, 1996.

(3) Diluted loss per share amounts for 2000, 1999 and 1996 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The financial information presented in this annual report on Form 10-K includes the assets and liabilities and results of operations directly related to the truckload operations of Forward Air for the period presented prior to the Spin-off on September 23, 1998, and of the Company subsequent to the Spin-off. (See Note 1 of Notes to Consolidated Financial Statements.) Significant changes could have occurred in the funding and operations of the Company had it been operated as an independent stand-alone entity during the periods prior to the Spin-off, which could have had a significant impact on its financial position and results of operations. As a result, the financial information included in these financial statements for periods through September 23, 1998 is not necessarily indicative of the financial position and results of operations of the Company which might have occurred had it been an independent stand-alone entity during those periods.

        The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                Year Ended December 31
                                             ----------------------------
                                              2000       1999       1998
                                             ------     ------     ------
Operating revenue                             100.0%     100.0%     100.0%

Operating expenses:
     Salaries, wages and employee benefits     32.4       34.4       34.2
     Purchased transportation                  28.8       26.8       24.6
     Fuel and fuel taxes                        9.8       11.1       11.0
     Depreciation and amortization             11.7       11.6       10.1
     Insurance and claims                       4.2        4.7        4.5
     Operating leases                           1.6        1.3        1.0
     Impairment of long-lived assets            7.8         --         --
     Restructuring costs                        0.1         --         --
     Other operating expenses                  10.4       10.3        8.8
                                             ------     ------     ------
Total operating expenses                      106.9      100.2       94.2
                                             ------     ------     ------
Income (loss) from operations                  (6.9)      (0.2)       5.8
Interest expense                               (2.1)      (2.2)      (1.4)
Other income, net                               0.6        0.3        0.1
                                             ------     ------     ------
Income (loss) before income taxes              (8.5)      (2.1)       4.5
Income taxes (benefit)                         (3.0)      (0.7)       1.7
Net income (loss)                              (5.5)%     (1.4)%      2.8%
                                             ======     ======     ======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Operating revenue decreased by $4.4 million, or 3.3%, to $127.5 million for 2000 from $131.9 million in 1999. The decrease in operating revenue resulted primarily from a 9.0% reduction in the average tractors in service in 2000 compared to 1999. Average tractors in service were 985 during 2000 and 1,082 in 1999.

        The sources of the Company's operating revenue within the Company's one reportable segment were as follows:

                               Year Ended December 31
                              ------------------------
                                 2000           1999
                              ---------      ---------
                                 (In thousands)
Truckload fleet               $  80,972      $  98,783
Dedicated fleet                  46,706         33,377
Intrasegment eliminations          (191)          (305)
                              ---------      ---------
Total operating revenue       $ 127,487      $ 131,855
                              =========      =========

        The operating ratio for 2000 was 106.9% compared to 100.2% for 1999. The increase in the operating ratio was primarily a result of the charges relating to impairment of long-lived assets and other restructuring costs of $10.0 million in the fourth quarter of 2000. The Company recorded an impairment charge of $6.6 million to write down equipment which the Company plans to dispose of in 2001 to its estimated realizable value, net of costs to sell. In the fourth quarter of 2000, the Company recorded an additional $3.3 million charge related to impairment of the goodwill associated with the acquisition of Laker Express, Inc. ("Laker") in 1999. The impairment was based upon the determination that the core business from Laker no longer existed. An additional $112,000 was recorded as restructuring costs incurred in connection with the closure of four terminal facilities and the termination of certain employees.

        Salaries, wages and employee benefits were 32.4% of operating revenue in 2000 compared to 34.4% in 1999. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to a decrease in the ratio of Company-operated tractors to owner-operator tractors between periods. The average number of Company-operated tractors in service was 637 in 2000 and 746 in 1999.

        Purchased transportation was 28.8% of operating revenue in 2000 compared to 26.8% in 1999. The increase in purchased transportation as a percentage of operating revenue was primarily attributable to a higher ratio of owner-operator to Company equipment during 2000 as compared to 1999. During 2000 and 1999, approximately 35.3% and 30.9%, respectively, of average tractors in service were contracted through owner-operators.

        Fuel and fuel taxes were 9.8% of operating revenue in 2000 compared to 11.1% in 1999. The decrease in fuel and fuel taxes as a percentage of operating revenue during 2000 resulted from a decrease in the ratio of Company drivers to owner-operators. The average percentage of owner- operators in the fleet averaged 35.3% in 2000 and 30.9% in 1999.

        Depreciation and amortization expense as a percentage of operating revenue was 11.7% in 2000 compared to 11.6% in 1999.

        Insurance and claims were 4.2% of operating revenue in 2000 compared to 4.7% in 1999. The decrease in insurance and claims expense during 2000 as compared to 1999 resulted from a decrease in the frequency and severity of accidents between years and by improvements in claims development trends, which were partially offset by higher premium costs.

        Operating leases were 1.6% of operating revenue in 2000 compared to 1.3% in 1999. The increase in operating leases as a percentage of operating revenue was attributable to an increase in the number of Company tractors accounted for as operating leases between periods.

        Other operating expenses, a large component of which relates to equipment maintenance, were 10.4% of operating revenue in 2000 compared to 10.3% in 1999.

        Interest expense was $2.7 million, or 2.1% of operating revenue, in 2000 compared to $2.9 million, or 2.2%, in 1999. The decrease was a result of lower average net borrowings during 2000 primarily resulting from the Company's commitment to pay down long-term debt. The lower average net borrowings during the year were partially offset by higher interest rates.

        The combined federal and state effective tax benefit for 2000 was 35.4% compared to an effective tax benefit of 34.2% for 1999. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

        As a result of the foregoing factors, net income decreased by $5.1 million resulting in a loss of $7.0 million for 2000 compared to a net loss of $1.8 million in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

        Operating revenue increased by $21.5 million, or 19.5%, to $131.9 million for 1999 from $110.4 million in 1998. The increase in operating revenue resulted primarily from additional tractors in service during 1999 . Average tractors in service were 1,082 during 1999 and 835 in 1998.

        The sources of the Company's operating revenue within the Company's one reportable segment were as follows:

                               Year Ended December 31
                              ------------------------
                                 1999           1998
                              ---------      ---------
                                  (In thousands)
Truckload fleet               $  98,783      $  92,948
Dedicated fleet                  33,377         18,508
Intrasegment eliminations          (305)        (1,103)
                              ---------      ---------
Total operating revenue       $ 131,855      $ 110,353
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

The truckload fleet's equipment utilization was negatively impacted by the Laker asset acquisition in January 1999 and integration of the assets into the Company's operations. The unfavorable increase in the operating ratio was also attributable to higher than expected driver turnover, which was further compounded by a tight supply of qualified drivers. As a result of the unfavorable results attributed to the Company's expansion efforts, management plans to restrict capital investment in our truckload fleet until we return equipment utilization and operating profitability to acceptable levels. During the third quarter, the Company commenced operation of a four-year $60 million revenue dedicated fleet contract. This dedicated contract enabled us to shift under-utilized revenue equipment from our truckload division. Start-up costs, which were expensed during the quarter, were incurred in connection with this new dedicated fleet contract. Such costs totaled an estimated $500,000 on a pre-tax basis, or $.05 per share.

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

        Depreciation and amortization expense as a percentage of operating revenue was 11.6% in 1999 compared to 10.1% in 1998. The increase in depreciation and amortization as a percentage of operating revenue was attributable to a decrease in equipment utilization coupled with the amortization of identified intangible assets and goodwill associated with the Laker acquisition which totaled $395,000, or 0.3% of revenue, during 1999 and higher unit tractor depreciation as the Company decreased the average age of its fleet during 1999. These factors were partially offset by a decrease in the ratio of Company-operated tractors to owner-operator tractors during 1999 compared to the prior year.

        Insurance and claims were 4.7% of operating revenue in 1999 compared to 4.5% in 1998. The increase in insurance and claims expense during 1999 as compared to 1998 resulted from an increase in the frequency and severity of accidents between years partially offset by improvements in claims development trends and premium costs.

        Operating leases were 1.3% of operating revenue in 1999 compared to 1.0% in 1998. The increase in operating leases as a percentage of operating revenue was attributable to an increase in rent for revenue equipment between periods.

        Other operating expenses, a large component of which relates to equipment maintenance, were 10.3% of operating revenue in 1999 compared to 8.8% in 1998. The increase in other operating expenses as a percentage of operating revenue was attributed to a decrease in equipment utilization between periods coupled with an increase in commissions paid to sales agents.

        Interest expense was $2.9 million, or 2.2% of operating revenue, in 1999 compared to $1.6 million, or 1.4%, in 1998. The increase was a result of higher average net borrowings during 1999 primarily resulting from the replacement of Company revenue equipment throughout the year and the acquisition of assets from Laker in January 1999.

        The combined federal and state effective tax benefit for 1999 was 34.2% compared to a tax rate of 38.2% for 1998. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

        As a result of the foregoing factors, net income decreased by $4.9 million resulting in a loss of $1.8 million for 1999 compared to income of $3.1 million in 1998.

Liquidity and Capital Resources

        The Company has historically financed revenue equipment purchases with cash flows from operations, through borrowing under credit agreements with financial institutions and through manufacturer financing. During 2000, working capital needs were met with cash flows from operations. Net cash provided by operating activities of the Company totaled approximately $17.4 million, $10.4 million and $20.0 million in 2000, 1999 and 1998, respectively.

        Net cash provided by investing activities was approximately $1.5 million in 2000 and resulted from a significant decrease in new equipment purchases combined with the sale of old equipment, both of which occurred in an effort to reduce the size of the fleet and thereby improve utilization. Net cash used in investing activities was approximately $32.1 million in 1999 and $21.2 million in 1998. Investing expenditures consisted primarily of the acquisition of revenue equipment and enhanced management information systems during 2000, 1999 and 1998, the acquisition of assets from Laker and the purchase of a terminal facility during 1999.

        Net cash used in financing activities was $18.9 million in 2000. The 2000 financing activities included the repayment of approximately $17.9 million of the Company's long-term debt, offset by borrowings of $3.9 million, and the repurchase of approximately $4.9 million of the Company's Common Stock.

        Net cash provided by financing activities was $20.0 million in 1999. Net cash used in financing activities was $2.3 million in 1998. These financing activities included the continued financing of revenue equipment coupled with repayment of long-term debt and capital leases. In addition, 1998 included a $5.0 million capital contribution by Forward Air prior to the Spin-off and 1999 included the financing related to the acquisition of assets from Laker, the $1.3 million repurchase of Common Stock of the Company and $64,000 in proceeds from the exercise of stock options and Common Stock issued under an employee stock purchase plan.

        The Company does not expect to make significant capital expenditures in 2001. The Company expects to finance its normal operating requirements through available borrowing capacity under existing lines of credit and cash generated by operations. In the future, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or to access capital markets. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions and other factors over which the Company has little or no control.

        The Company's credit facilities include a working capital line of credit and two equipment financing facilities. Subject to maintenance of financial covenants and ratios, these credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $25.0 million under the equipment financing facilities. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 0.75% to 2.00% and are secured by accounts receivable and certain revenue equipment. The Company's working capital line of credit expires in May 2002. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of December 31, 2000, the Company had $4.3 million of borrowings and approximately $4.2 million of letters of credit outstanding under the working capital line of credit facility and $12.9 million of borrowings outstanding under the equipment financing facilities. As of December 31, 2000, the Company had $6.5 million and $4.1 million of available additional borrowing capacity under the working capital line of credit and the equipment financing facilities, respectively. Management plans to restrict capital investment until equipment utilization and operating profitability are returned to acceptable levels.

        With respect to its credit facilities, the Company is required to be in compliance with certain covenants on a quarterly and annual basis, which include debt to worth ratio, cash flow coverage ratio, net worth, and a limit on capital expenditures and acquisitions during the year. Principally as a result of the $10.0 million in non-recurring impairment and restructuring charges in the fourth quarter of 2000, the Company failed to meet certain of its debt covenants at December 31, 2000. In March 2001, waivers and amendments to the credit facilities (amending the covenants) were obtained from the Company's lending institutions which cure the events of default under the credit facilities as of and for the year ended December 31, 2000. The Company has considered the likelihood of violating existing or revised covenants at measurement dates within 2001, and has concluded that a violation of a debt covenant during 2001 is not probable. Accordingly, the Company's debt at December 31, 2000 is long-term, other than borrowings of $8.5 million which are due in 2001.

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

Interest Rates

        At December 31, 2000 and 1999, the fair value of the Company's total variable rate debt was estimated to be approximately $17.2 million and $28.5 million, respectively, which approximated carrying value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At this borrowing level, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $133,000 and $227,000 in 2000 and 1999, respectively. This amount was determined by considering the impact of the hypothetical interest rate increase on the Company's borrowing cost at the December 31, 2000 and 1999 borrowing levels.

        At December 31, 2000, the fair value of the Company's total fixed rate debt was approximately $11.5 million, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, which approximated carrying value. Using a yield to maturity analysis and assuming a change in interest rates of 10% (from December 31, 2000), the potential increase or decrease in fair value of total fixed rate debt would be approximately $130,000.

Commodities

        The availability and price of fuel are subject to fluctuations due to factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time will enter into forward purchase contracts. At December 31, 2000 and 1999, the Company had commitments to purchase approximately $1.1 million and $133,000 of fuel, respectively, representing approximately 7.0% and 1.0% of its respective 2001 and 2000 estimated fuel requirements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"). The 2001 Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

        Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the 2001 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the 2001 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the 2001 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

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

        (b)              Reports on Form 8-K.

                         There were no reports on Form 8-K filed during the fourth quarter of 2000.

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


                                    LANDAIR CORPORATION



                                    By: /s/ Scott M. Niswonger
                                        ----------------------------------------
                                        Scott M. Niswonger, Chairman
                                        and Chief Executive Officer

                                    Date:  March 30, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                                    CAPACITY                              DATE

  /s/ Scott M. Niswonger                  Chairman and                           March 30, 2001
------------------------------------      Chief Executive Officer
    Scott M. Niswonger                    (Principal Executive Officer)


  /s/ John A. Tweed                       President, Chief                       March 30, 2001
------------------------------------      Operating Officer
    John A. Tweed                         and Director


  /s/ Andrew J. Mantey                    Chief Financial Officer,               March 30, 2001
------------------------------------      Senior Vice President and Treasurer
    Andrew J. Mantey                      (Principal Financial
                                          and Accounting Officer)


  /s/ Richard H. Roberts                  Senior Vice President, General         March 30, 2001
------------------------------------      Counsel, Secretary and Director
    Richard H. Roberts


 /s/ Jerry T. Armstrong                   Director                               March 30, 2001
------------------------------------
    Jerry T. Armstrong


 /s/ Duane H. Cassidy                     Director                               March 30, 2001
------------------------------------
    Gen. Duane H. Cassidy


 /s/ C. John Langley, Jr.                 Director                               March 30, 2001
------------------------------------
    C. John Langley, Jr.

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                   Financial Statements and Supplementary Data

                                Certain Exhibits

                          Financial Statement Schedule

                          Year Ended December 31, 2000

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

                               Landair Corporation

                  Form 10-K -- Item 8 and Item 14(a)(1) and (2)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of Landair Corporation are included as a separate section of this report:

                                                                                        Page No.
                                                                                        --------
Report of Ernst & Young LLP, Independent Auditors..........................................F-3
Consolidated Balance Sheets - December 31, 2000 and 1999...................................F-4
Consolidated Statements of Operations - Years Ended December 31, 2000,
   1999 and 1998...........................................................................F-6
Consolidated Statements of Shareholders' Equity - Years Ended
   December 31, 2000, 1999 and 1998........................................................F-7
Consolidated Statements of Cash Flows - Years Ended December 31, 2000,
   1999 and 1998...........................................................................F-8
Notes to Consolidated Financial Statements - December 31, 2000.............................F-9

The following financial statement schedule of Landair Corporation is included as a separate section of this report.

Schedule II - Valuation and Qualifying Accounts............................................S-1


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors

The Board of Directors and Shareholders
Landair Corporation

We have audited the accompanying consolidated balance sheets of Landair Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landair Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  Ernst & Young LLP

Nashville, Tennessee
February 7, 2001, except for the fourth
paragraph of Note 5, as to which the
date is March 30, 2001

                              Landair Corporation

                          Consolidated Balance Sheets

                                                                December 31
                                                            2000          1999
                                                          ------------------------
                                                             (In thousands)
ASSETS
Current assets:
    Cash and cash equivalents                             $       9      $       9
    Accounts receivable, less allowances of $1,267 in
       2000 and $615 in 1999                                 12,923         16,329
    Inventories                                                 817            654
    Prepaid expenses                                            753          1,642
    Income taxes receivable                                     442            466
    Deferred income taxes                                     1,942          1,873
    Net assets held for sale                                  1,733             --
                                                          ------------------------
Total current assets                                         18,619         20,973

Property and equipment:
    Land                                                      1,094          1,094
    Buildings                                                 4,693          4,691
    Revenue equipment                                        74,040        101,886
    Other equipment                                           7,494          7,794
    Leasehold improvements                                    1,234          1,508
                                                          ------------------------
                                                             88,555        116,973

    Accumulated depreciation and amortization                29,783         30,825
                                                          ------------------------
                                                             58,772         86,148
Goodwill and other intangibles, net                              --          3,697
Net assets held for sale                                      3,535             --
Other assets                                                    401            551
                                                          ------------------------
Total assets                                              $  81,327      $ 111,369
                                                          ========================

                                                                December 31
                                                            2000          1999
                                                          ------------------------
                                                             (In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $   3,072      $   4,046
    Accrued payroll and related items                         1,319          1,227
    Insurance and claims accruals                             4,297          4,880
    Other accrued expenses                                    3,341          3,088
    Current portion of long-term debt                         8,495          9,732
                                                          ------------------------
Total current liabilities                                    20,524         22,973

Long-term debt, less current portion                         20,223         32,970
Deferred income taxes                                        10,254         13,258

Commitments and contingencies                                    --             --

Shareholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 5,000,000
      No shares issued                                           --             --
   Common stock, $.01 par value:
      Authorized shares - 45,000,000
      Issued and outstanding shares - 4,886,136
        in 2000 and 6,042,148 in 1999                            49             60
   Additional paid-in capital                                38,078         42,939
   Accumulated deficit                                       (7,801)          (831)
                                                          ------------------------
Total shareholders' equity                                   30,326         42,168
                                                          ------------------------
Total liabilities and shareholders' equity                $  81,327      $ 111,369
                                                          ========================

See accompanying notes.

                               Landair Corporation

                      Consolidated Statements of Operations

                                                           Year ended December 31
                                                     2000           1999           1998
                                                  ---------------------------------------
                                                   (In thousands, except per share data)
Operating revenue:
    Trade                                         $ 125,313      $ 128,579      $ 105,922
    Forward Air                                       2,174          3,276          4,431
                                                  ---------------------------------------
                                                    127,487        131,855        110,353

Operating expenses:
    Salaries, wages and employee benefits            41,311         45,353         37,681
    Purchased transportation                         36,778         35,354         27,101
    Fuel and fuel taxes                              12,501         14,587         12,193
    Depreciation and amortization                    14,939         15,257         11,091
    Insurance and claims                              5,412          6,145          4,999
    Operating leases                                  2,056          1,774          1,076
    Impairment of long-lived assets                   9,906             --             --
    Restructuring costs                                 112             --             --
    Other operating expenses                         13,318         13,621          9,759
                                                  ---------------------------------------
                                                    136,333        132,091        103,900
                                                  ---------------------------------------
Income (loss) from operations                        (8,846)          (236)         6,453

Other income (expense):
    Interest expense                                 (2,720)        (2,918)        (1,600)
    Other, net                                          780            373            121
                                                  ---------------------------------------
                                                     (1,940)        (2,545)        (1,479)
                                                  ---------------------------------------
Income (loss) before income taxes                   (10,786)        (2,781)         4,974
Income taxes (benefit)                               (3,816)          (951)         1,899
                                                  ---------------------------------------
Net income (loss)                                 $  (6,970)     $  (1,830)     $   3,075
                                                  =======================================

Income (loss) per share (pro forma for 1998):
    Basic                                         $   (1.29)     $    (.30)     $     .49
    Diluted                                       $   (1.29)     $    (.30)     $     .49

See accompanying notes.

                               Landair Corporation

                 Consolidated Statements of Shareholders' Equity

                                                                                   Retained
                                           Common Stock            Additional      Earnings                        Total
                                        --------------------        Paid-in     (Accumulated   Shareholder's   Shareholders'
                                          Shares      Amount        Capital        Deficit)      Investment        Equity
                                        -----------------------------------------------------------------------------------
                                                                     (In thousands)
                                        -----------------------------------------------------------------------------------
Balance at December 31, 1997                  --        $ --        $     --        $    --        $ 39,558        $ 39,558
     Net income for 1998                      --          --              --            999           2,076           3,075
     Contribution of capital by
         Forward Air                          --          --              --             --           5,000           5,000
     Contribution of assets to
        Forward Air                           --          --              --             --          (2,380)         (2,380)
     Spin-off of Landair
        Corporation                        6,293          63          44,191             --         (44,254)             --
                                        -----------------------------------------------------------------------------------
Balance at December 31, 1998               6,293          63          44,191            999              --          45,253
     Net loss for 1999                        --          --              --         (1,830)             --          (1,830)
     Exercise of stock options                 3          --              12             --              --              12
     Common stock issued under
       employee stock purchase plan           15          --              52             --              --              52
     Common stock repurchased               (269)         (3)         (1,316)            --              --          (1,319)
                                        -----------------------------------------------------------------------------------
Balance at December 31, 1999               6,042          60          42,939           (831)             --          42,168
     Net loss for 2000                        --          --              --         (6,970)             --          (6,970)
     Common stock issued under
       employee stock purchase plan           18          --              57             --              --              57
     Common stock repurchased             (1,174)        (11)         (4,918)            --              --          (4,929)
                                        -----------------------------------------------------------------------------------
Balance at December 31, 2000               4,886        $ 49        $ 38,078        $(7,801)       $     --        $ 30,326
                                        ===================================================================================

See accompanying notes

                               Landair Corporation

                      Consolidated Statements of Cash Flows

                                                            Year ended December 31
                                                          2000        1999       1998
                                                        --------------------------------
                                                                 (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                       $ (6,970)   $ (1,830)   $  3,075
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation                                     14,509      14,862      11,091
         Amortization                                        430         395          --
         Impairment of long-lived assets                   9,906          --          --
         (Gain) loss on sale of property and
              equipment                                     (530)       (172)         81
         Provision for losses on receivables               1,128         233         205
         Provision for revenue adjustments                   600       1,066         514
         Deferred income taxes                            (3,073)       (459)      1,078
         Changes in operating assets and liabilities:
              Accounts receivable                          1,678      (1,823)     (5,424)
              Inventories                                   (163)        350        (577)
              Other assets                                   150          --          --
              Prepaid expenses                               889      (2,832)     (2,700)
              Receivable from Forward Air                     --          --      17,447
              Accounts payable and accrued expenses       (1,212)        677      (5,478)
              Income taxes                                    24        (116)        734
                                                        --------------------------------
Net cash provided by operating activities                 17,366      10,351      20,046

INVESTING ACTIVITIES
Purchases of property and equipment                       (2,901)    (27,467)    (24,076)
Proceeds from disposal of property and equipment           4,391      10,332       3,180
Acquisition of Laker Express, Inc.                            --     (14,754)         --
Other                                                         --        (216)       (320)
                                                        --------------------------------
Net cash provided by (used in) investing activities        1,490     (32,105)    (21,216)

FINANCING ACTIVITIES
Proceeds from long-term debt                               3,921      35,151      25,768
Payments of long-term debt                               (17,905)    (13,916)    (25,398)
Payments of capital lease obligations                         --          --      (3,031)
Repurchase of common stock                                (4,929)     (1,319)         --
Common stock issued under employee stock
    purchase plan                                             57          52          --
Proceeds from exercise of stock options                       --          12          --
Contribution of capital by Forward Air                        --          --       5,000
                                                        --------------------------------
Net cash provided by (used in) financing activities      (18,856)     19,980       2,339
                                                        --------------------------------
Net increase (decrease) in cash and cash equivalents          --      (1,774)      1,169
Cash and cash equivalents at beginning of year                 9       1,783         614
                                                        --------------------------------
Cash and cash equivalents at end of year                $      9    $      9    $  1,783
                                                        ================================
Non-cash transaction - Issuance of note payable to
   Laker Express, Inc. for asset acquisition            $     --    $    400    $     --
                                                        ================================

See accompanying notes.

                               Landair Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 2000

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

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at the lower of cost or fair value. Depreciation of property and equipment is calculated based upon the cost of the asset, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives as follows:

              Buildings                                 30-40 years
              Revenue equipment                           3-7 years
              Other equipment                            3-10 years
              Leasehold improvements                     1-15 years

                               Landair Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

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

During the fourth quarter of 2000, as part of its periodic review of long-lived assets, the Company evaluated its fleet of tractors and trailers and determined that much of the equipment was under-utilized. As a result, the Company committed to a plan to dispose of the excess revenue equipment. The Company determined that the carrying value of these assets exceeded fair value, less estimated costs to sell. The Company recorded an impairment charge of approximately $6.6 million associated with the planned disposal of these assets. This charge is included in impairment of long-lived assets in the Company's statement of operations. The Company expects to dispose of these assets during 2001. (See Note 4.)

RISK MANAGEMENT

The Company is self-insured for certain of its workers' compensation, property damage, auto liability and medical benefit claims. The Company has entered into agreements with insurance companies to limit its losses with respect to these claims.

INCOME PER SHARE

The Company calculates income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted income per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. Earnings per share for 1998 are presented on a pro forma basis to reflect the 6.3 million share issuance of common stock as a result of the Spin-off of the Company as if the Spin-off had occurred on January 1, 1998 (see Note 6).

COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 2000, 1999 or 1998 and, accordingly, comprehensive income is equivalent to net income.

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

MAJOR CUSTOMER

One customer of the Company, Federal Express Corporation, accounted for 18.0%, 21.0% and 27.0% of consolidated operating revenue for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, the Company had two other customers who accounted for 10.0% or more of revenue. Sonoco Products Company and DuPont accounted for 16.0% and 10.0%, respectively, of consolidated operating revenue for the year ended December 31, 2000.

COMMON EXPENSES

Prior to 1998, certain administrative expenses consisting of payroll, legal, accounting, rent and depreciation for shared facilities, and other common expenses which could not be specifically identified to either the deferred air freight operations or the truckload operations have been allocated by Forward Air to the Company based on its relative percentage of consolidated operating revenue. These administrative expenses, which were allocated to the Company and which would have been incurred by the Company if it had been operated as an independent stand-alone entity, totaled $3.2 million for the period January 1, 1998 through September 23, 1998. Subsequent to the Spin-off, certain administrative and back office functions continue to be shared by both the Company and Forward Air. The expenses related to these services are addressed by a Transition Services Agreement as more fully discussed in Note 2.

Interest expense of $1.4 million for the period January 1, 1998 through September 23, 1998 has been allocated by Forward Air to the Company based upon the pro rata share of average operating assets of the Company and Forward Air.

Management believes these allocation methods are reasonable.

                               Landair Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This Statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings or other comprehensive income, as appropriate, in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company adopted the new Statement as of January 1, 2001. The Company does not expect the adoption of this Statement to have a significant effect on its results of operations or financial position.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial statements to conform to the 2000 presentation. These reclassifications had no effect on net income (loss) as previously reported.

2.  TRANSACTIONS WITH FORWARD AIR

The Company and Forward Air routinely engage in transactions where the Company hauls deferred air freight shipments for Forward Air which are in excess of Forward Air's scheduled capacity. The Company's operating revenue from these shipments is shown separately in the accompanying statements of operations.

As discussed in Note 8, the Company subleases a portion of certain facilities from Forward Air.

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

DISTRIBUTION AGREEMENT

The Distribution Agreement provided for, among other things, the principal corporate transactions required to effect the Spin-off and the allocation of certain assets and liabilities between the

                               Landair Corporation

2.  TRANSACTIONS WITH FORWARD AIR (CONTINUED)

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

EMPLOYEE BENEFIT MATTERS AGREEMENT

The Employee Benefit Matters Agreement provided for the treatment of employee benefit matters and other compensation arrangements for the employees of the Company and Forward Air after the Spin-off. Pursuant to this agreement, Forward Air continued sponsorship of the various employee benefit plans and welfare plans of Forward Air with respect to Forward Air's employees after the Spin-off, and the Company established such similar plans to provide to its employees after the Spin-off substantially the same benefits previously provided to them as employees of Forward Air. The Employee Benefit Matters Agreement also provided for the adjustment and conversion of the existing non-exercisable stock options of Forward Air into options of the Company for those employees that continued employment with the Company after the Spin-off (see Note 6).

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

                               Landair Corporation

2.  TRANSACTIONS WITH FORWARD AIR (CONTINUED)

In accordance with the terms included in the Transition Services Agreement, subsequent to the Spin-off in 1998, the Company provided safety, licensing, permitting and fuel tax, insurance and claims services, recruiting and retention services, and driver training center services to Forward Air. The Company charged Forward Air $230,000, $455,000 and $193,000, respectively, during the years ended December 31, 2000 and 1999 and the period September 24, 1998 through December 31, 1998 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying statements of operations. In addition, Forward Air provided accounts payable, payroll, human resources, employee benefit plan administration, owner-operator settlement, central purchasing, accounting and legal, general administrative, and information technology services to the Company. Forward Air charged the Company $1.5 million, $2.4 million and $797,000, respectively, during the years ended December 31, 2000 and 1999 and the period September 24, 1998 through December 31, 1998 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying statements of operations.

In connection with the Spin-off in 1998, Forward Air settled all intercompany balances for cash of approximately $17.4 million, which was then used for payments on the long-term debt of the Company. At December 31, 2000, accounts payable included $315,000 due to Forward Air related to services covered under the Transition Services Agreement and various other transactions between both entities. At December 31, 1999, accounts receivable included $707,000 of amounts due from Forward Air related to services covered under the Transition Services Agreement and various other transactions between both entities.

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

                               Landair Corporation

3.  ACQUISITION OF BUSINESS (CONTINUED)

The pro forma results of operations assuming the acquisition of Laker as of January 1, 1998 are as follows:

                                                            1998
                                                           --------
              Operating revenue                            $127,228
              Net income                                      3,112
              Income per share:
                 Basic                                         0.49
                 Diluted                                       0.49

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had the transaction, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

The acquisition was accounted for as a purchase. Identified intangible assets acquired totaled approximately $1.5 million and have been amortized on a straight-line basis over a life of five years. Goodwill totaled approximately $2.6 million and has been amortized on a straight-line basis over a life of 20 years. Accumulated amortization of the identified intangible assets and goodwill totaled $395,000 at December 31, 1999. During the fourth quarter of 2000, the Company determined that the goodwill associated with the acquisition of Laker was fully impaired. As a result, the Company recorded an impairment charge of approximately $3.3 million in 2000 (see Note 4). The impairment charge is included in impairment of long-lived assets in the 2000 statement of operations. The results of operations for the acquired business are included in the consolidated statement of operations from the acquisition date forward.

4.  IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company performs a periodic review of its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the fourth quarter of 2000, as part of its periodic review of long-lived assets, the Company evaluated its fleet of tractors and trailers and determined that much of the equipment was underutilized. As a result, the Company committed to a plan in December 2000 to dispose of excess revenue equipment. Based on the Company's impairment analysis, it was determined that the carrying value of certain tractors and trailers exceeded fair value, less estimated costs of disposal.

                               Landair Corporation

4.  IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

In the fourth quarter of 2000, the Company recorded an impairment charge of $6.6 million as a result of its impairment review. The impairment charge included approximately $3.0 million for tractors and trailers held for sale, $2.0 million for tractors and trailers held for use and expected to be sold within one year, $1.1 million for lost trailers and $480,000 for other operating assets (see Note
9).

Included in current assets held for sale at December 31, 2000, are tractors and trailers with impaired carrying values of approximately $1.7 million. These tractors and trailers are held for disposal. The Company believes that the sale of the tractors and trailers included in current assets will occur and proceeds will be collected within one year of the balance sheet date. Included in noncurrent assets held for sale are trailers with impaired carrying values of approximately $3.5 million. The Company has negotiated with a trailer manufacturer to trade in two to three used trailers in exchange for each new trailer in 2001. Under the provisions of SFAS No. 121, depreciation is not recorded during the period in which assets are being held for sale.

The remaining tractors and trailers identified for disposal by the Company during the fourth quarter of 2000 will be used in operations until replacement assets can be obtained. Such assets are impaired and have been written down to fair value less costs to sell (inclusive of the intervening depreciation). Assets held for use expected to be sold within one year will continue to be depreciated until their disposal date and are included in revenue equipment in the consolidated balance sheet at December 31, 2000.

In the fourth quarter of 2000, the Company also reviewed for impairment in accordance with SFAS No. 121 the goodwill associated with the purchase of Laker in 1999 (see Note 3). As a result of the impairment review during the fourth quarter of 2000, the Company determined that the goodwill associated with the acquisition of Laker was fully impaired. The acquired Laker business consisted principally of revenue equipment, a driver base, freight lanes and a customer base. At December 31, 2000, the Company concluded that none of the significant customers acquired as part of the original customer base were existing customers of the Company (and no new customers were gained as a result of the acquisition). In addition, the Company determined that fewer than 25% of the drivers from the original Laker driver base were still employed with the Company and that the purchase of Laker had not resulted in the development of any additional traffic lanes. As a result of these factors, the Company recorded an impairment charge of approximately $3.3 million in 2000. The impairment charge is included in impairment of long-lived assets in the 2000 statement of operations.

                               Landair Corporation

5.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                             December 31
                                                         2000            1999
                                                      -----------------------
                                                           (In thousands)
Line of credit                                        $ 4,333         $ 2,630
Equipment loan agreements                              12,876          25,886
Installment notes payable                               8,690          10,937
Other notes payable, bearing interest at 7.1%           2,819           3,249
                                                      -----------------------
                                                       28,718          42,702
Less current portion                                    8,495           9,732
                                                      -----------------------
                                                      $20,223         $32,970
                                                      =======================

Effective with the Spin-off, the Company entered into a $15.0 million line of credit with a Tennessee bank which expires in May 2002. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.75% based on covenants related to total indebtedness, cash flows, results of operations and other ratios. Advances are collateralized primarily by accounts receivable. The agreement contains, among other things, restrictions that do not allow the payment of dividends, and requires the maintenance of certain levels of net worth and other financial ratios. At December 31, 2000, the Company had $4.3 million outstanding on this facility and had utilized $4.2 million of availability for outstanding letters of credit. At December 31, 2000, the interest rate for the line of credit was 8.2%.

The Company also has an equipment loan facility with the Tennessee bank, which allowed the Company to borrow up to $10.0 million for the purchase of revenue equipment. Interest rates for advances under this facility vary from LIBOR plus 1.0% to 1.75% based on covenants related to total indebtedness, cash flows, results of operations and other ratios (7.8% to 8.5% at December 31, 2000). The advances are collateralized by revenue equipment purchased with the proceeds from the equipment loan agreement, which contains restrictions and covenants similar to the line of credit agreement described above. The Company had $2.0 million in borrowings outstanding as of December 31, 2000. Additional borrowings are not available under this credit agreement at December 31, 2000 due to restrictions imposed by the lender.

The Company has entered into an equipment loan facility with another Tennessee bank which permits the Company to borrow up to $15.0 million for the purchase of revenue equipment. The equipment loan expires in December 2001. Interest rates for advances under the facility vary from LIBOR plus 0.75% to 2.0 % based upon covenants related to total indebtedness, cash flows, results of operations and other ratios (7.5% to 8.8% at December 31, 2000). The advances are collateralized by revenue equipment purchased with the proceeds from the equipment loan agreement, which contains restrictions and covenants similar to the line of credit agreement

                               Landair Corporation

5.  LONG-TERM DEBT (CONTINUED)

described above. At December 31, 2000, the Company had $10.9 million outstanding and additional borrowing capacity of $4.1 million under this loan agreement.

With respect to its credit facilities, the Company is required to be in compliance with certain covenants on a quarterly and annual basis, which include debt to worth ratio, cash flow coverage ratio, net worth, and a limit on capital expenditures and acquisitions during the year. Principally as a result of the $10.0 million in non-recurring impairment and restructuring charges in the fourth quarter of 2000, the Company failed to meet certain of its debt covenants at December 31, 2000. In March 2001, waivers and amendments to the credit facilities (amending the covenants) were obtained from the Company's lending institutions which cure the events of default under the credit facilities as of and for the year ended December 31, 2000. The Company has considered the likelihood of violating existing or revised covenants at measurement dates within 2001, and has concluded that a violation of a debt covenant during 2001 is not probable. Accordingly, the Company's debt at December 31, 2000 is long-term, other than borrowings of $8.5 million which are due in 2001.

The Company has installment notes payable with a finance company through 2003. The notes bear interest at fixed rates ranging from 6.4% to 7.7%. The notes are collateralized by the related revenue equipment purchased with the proceeds of the notes.

The Company also has a note payable to a Tennessee bank secured by real property which bears interest at a fixed rate of 7.1%. The Company is required to make monthly payments on this note through March 2004, at which time a balloon payment will be due.

Revenue equipment collateralizing all of the credit facilities agreements had a carrying value of approximately $29.5 million at December 31, 2000.

Maturities of long-term debt are as follows (in thousands):

                 2001                        $   8,495
                 2002                           10,935
                 2003                            6,372
                 Thereafter                      2,916
                                             ---------
                                              $ 28,718
                                              ========

Interest payments during 2000, 1999 and 1998 were $2.8 million, $2.8 million and $1.6 million, respectively. The Company did not capitalize any interest costs during 2000 or 1999, and capitalized net interest costs of $42,000 in 1998.

6.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Shareholder's Investment -- For accounting purposes, the historical equity (shareholder's investment) of the Company through September 23, 1998 consists of the contributed capital and the accumulated retained earnings of the truckload operations of Forward Air.

Preferred Stock -- The Board of Directors is authorized to issue, at its discretion, up to 5.0 million shares of preferred stock, par value $.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

Repurchase of Common Stock -- In February 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in open market purchases. The amount and timing of any repurchases are to be at such prices as management of the Company

                               Landair Corporation

6.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

from time to time approves. During the year ended December 31, 1999, the Company repurchased 269,000 shares under this plan. During the year ended December 31, 2000, the Company repurchased an additional 43,700 shares under this plan for consideration of approximately $200,000. Additionally, during the year ended December 31, 2000, the Board of Directors approved the repurchase of two blocks of the Company's common stock totaling 1,130,281 shares for a total consideration of approximately $4.7 million.

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

Pro forma information regarding net income and earnings per share is required by Statement No. 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant in 2000, 1999 and 1998, respectively, using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.5%, 5.8% and 4.7%; dividend ratio of zero; volatility factors of the expected market price of the common stock of 0.7, 0.6 and 0.5; and a weighted-average expected life of the option of seven years.

                               Landair Corporation

6.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

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

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                             2000          1999          1998
                                            -------       -------       ------
Pro forma net income (loss)                 $(7,715)      $(2,028)      $2,950
Pro forma net income (loss) per share:
       Basic                                $ (1.43)      $  (.33)      $  .47
       Diluted (1)                          $ (1.43)      $  (.33)      $  .47

(1) Diluted loss per share amounts for 2000 and 1999 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

A summary of the Company's employee stock option activity and related information for the years ended December 31 follows:

                                             2000               1999                  1998
                                     -------------------- ------------------  --------------------
                                                Weighted-          Weighted-            Weighted-
                                                Average             Average              Average
                                     Options   Exercise   Options   Exercise   Options   Exercise
                                      (000)      Price     (000)     Price      (000)     Price
                                      -----      -----     -----     -----      -----     -----
Outstanding - beginning of year        404      $  4        321      $  4         --      $ --
   Granted/Converted                   146         5        208         5        333         4
   Exercised                            (1)        4         (3)        4         --        --
   Forfeited                           (68)        5       (122)        4        (12)        4
                                     -----      ----      -----      ----      -----      ----
Outstanding - end of year              481         5        404         5        321         4
                                     =====      ====      =====      ====      =====      ====
Exercisable at end of year             173      $  4         83      $  4          2        $8
                                     =====      ====      =====      ====      =====      ====
Options available for grant            515                  593                  179
                                     =====                =====                =====
Weighted-average fair value of
   options granted during the
   year                              $3.54                $3.26                $2.34
                                     =====                =====                =====

Exercise prices for options outstanding as of December 31, 2000 ranged from $3.01 to $7.71.

                               Landair Corporation

6.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

Non-Employee Director Options -- In May 2000 and May 1999, options to purchase 22,500 shares of common stock were granted each year to the non-employee directors of the Company at an option price of $4.47 and $4.88, respectively. Options to purchase 45,000 shares at an exercise price of $4.25 were granted to non-employee directors in October 1998. The options have terms of ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 2000, 90,000 options are outstanding and will expire in October 2008 through May 2010, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Employee Stock Purchase Plan -- The Company implemented an employee stock purchase plan effective January 1, 1999 at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10% of the employee's annual compensation. The issue price of the common stock is equal to the lesser of (1) 85% of market price on the first trading day of the semi-annual option period or (2) 85% of market price on the last trading day of the semi-annual option period. The Company has reserved 300,000 shares of common stock for issuance pursuant to the plan. At December 31, 2000, approximately 33,000 shares had been issued under the plan.

Earnings (Loss) Per Share -- Earnings (loss) per share are presented on a pro forma basis for 1998 to reflect the 6,293,542 share issuance of common stock as a result of the Spin-off of the Company (see Note 1) as if the Spin-off had occurred on January 1, 1998. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                      2000       1999      1998
                                                    ----------------------------
Numerator:
     Numerator for basic and diluted
         earnings per share - net income (loss)     $(6,970)   $(1,830)   $3,075
                                                    ============================
Denominator:
     Denominator for basic earnings per share
         - weighted-average shares                    5,400      6,146     6,293
     Effect of dilutive stock options                    40         79        20
                                                    ----------------------------
     Denominator for diluted earnings per
         share - adjusted weighted-average shares     5,440      6,225     6,313
                                                    ============================
Basic net income (loss) per share                   $ (1.29)   $ (0.30)   $ 0.49
                                                    ============================
Diluted net income (loss) per share (1)             $ (1.29)   $ (0.30)   $ 0.49
                                                    ============================

  (1) Diluted loss per share amounts for 2000 and 1999 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

                               Landair Corporation

6.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

At December 31, 2000, the Company had 218,805 options outstanding to purchase common stock at exercise prices ranging from $4.56 to $7.71, which were excluded from the determination of the effect of dilutive stock options on diluted earnings per share, but which could potentially dilute earnings per share in the future. Such options were excluded from the determination of the effect of dilutive stock options because the exercise prices exceeded the average market price for the stock for the year ended December 31, 2000.

7.  INCOME TAXES

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

                                                 2000       1999      1998
                                             -----------------------------
                                                     (In thousands)
Current:
     Federal                                  $  (743)   $  (471)   $  703
     State                                         --        (21)      118
                                             -----------------------------
                                                 (743)      (492)      821
Deferred:
     Federal                                   (2,642)      (376)      996
     State                                       (427)       (83)       82
                                             -----------------------------
                                               (3,073)      (459)    1,078
                                             -----------------------------
                                              $(3,816)   $  (951)   $1,899
                                             =============================

The historical income tax expense (benefit) differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as follows:

                                                 2000       1999      1998
                                             -----------------------------
                                                     (In thousands)
Tax expense (benefit) at the statutory rate   $(3,667)   $  (946)   $1,691
State income taxes (benefit), net of
   federal benefit                             (2,827)       (68)      191
Meals and entertainment                            34         63        17
Other                                              99         --        --
                                             -----------------------------
                                              $(3,816)   $  (951)   $1,899
                                             =============================

                               Landair Corporation

7.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                   December 31
                                                2000        1999
                                             ---------------------
                                                (In thousands)
Deferred tax liabilities:
      Tax over book depreciation              $ 11,389    $ 15,192
      Prepaid expenses deductible when paid        254         494
      Other                                        392         376
                                             ---------------------
Total deferred tax liabilities                  12,035      16,062
Deferred tax assets:
      Accrued expenses                           1,747       2,216
      Allowance for doubtful accounts              465         225
      Net operating loss carryforward              296       2,174
      Goodwill amortization                      1,197          --
      Other                                         18          62
                                             ---------------------
Total deferred tax assets                        3,723       4,677
                                             ---------------------
Net deferred tax liabilities                  $  8,312    $ 11,385
                                             =====================

The balance sheet classification of deferred income taxes is as follows:

                                                   December 31
                                                2000        1999
                                             ---------------------
                                                (In thousands)
Current assets                                $ (1,942)   $ (1,873)
Noncurrent liabilities                          10,254      13,258
                                             ---------------------
                                              $  8,312    $ 11,385
                                             =====================

                               Landair Corporation

8.  LEASES

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

Included in operating leases is a motorcoach leased from a limited liability corporation owned by the Company's Chairman and Chief Executive Officer. The total amount of rent expense for this lease was $-0-, $36,000 and $20,000 in 2000, 1999 and 1998, respectively.

On or prior to the date of the Spin-off, Forward Air entered into subleases with the Company pursuant to which Forward Air sublet to the Company (i) a portion of its terminal facility in Atlanta, Georgia; (ii) a portion of its terminal facility in Chicago, Illinois; (iii) a portion of its terminal facility in Detroit, Michigan; and (iv) a portion of the headquarters of Forward Air in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. Forward Air subleases the terminal facilities for consideration based upon the cost of such facilities to Forward Air and an agreed-upon percentage of usage. As of December 31, 2000, Forward Air sublet a portion of the Company's facility in Indianapolis, Indiana from the Company for consideration based upon an agreed-upon percentage of usage.

Future minimum rental payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2000 (in thousands):

                2001                             $ 1,154
                2002                               1,009
                2003                                 623
                2004                                  25
                Thereafter                            25
                                                 -------
                Total                            $ 2,836
                                                 =======

9.  RESTRUCTURING COSTS

In December 2000, the Company committed to various exit and restructuring activities. These activities included plans to exit operations at four leased terminals (Dallas, Memphis, Camden and Chicago). In accordance with Emerging Issues Task Force ("EITF") Consensus No. 94-3, the Company accrued $56,000 for future rent payments and termination penalties under non-cancelable leases at the facilities. The Company exited the leases and paid the remaining lease payments and termination penalties in January 2001.

                               Landair Corporation

9.  RESTRUCTURING COSTS (CONTINUED)

Certain employees were terminated related to the restructuring activities. The Company accrued termination benefits of $56,000 as of December 31, 2000 related to severance benefits that had been communicated to the respective employees as of December 31, 2000. The Company severed several other employees during January 2001. The Company expects to incur approximately an additional $225,000 of restructuring costs related to termination benefits in the first quarter of 2001.

As part of the closure of the terminals, the Company recorded impairment write-downs totaling approximately $480,000 (see Note 4). Such impaired assets primarily included leasehold improvements and other equipment abandoned at the terminals that the Company does not expect to sell.

10.  COMMITMENTS AND CONTINGENCIES

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

                               Landair Corporation

11.  EMPLOYEE BENEFIT PLAN

Effective January 1, 1999, the Company adopted a retirement savings plan (the "401(k) Plan") with terms similar to the existing retirement savings plan of Forward Air. Employees of the Company who participated in Forward Air's 401(k) Plan were entitled to transfer their participation into the Company's 401(k) Plan. The 401(k) Plan is a defined contribution plan whereby employees who have completed ninety days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2.0% to 15.0% of their annual compensation. Employer contributions will be made at 25.0% of the employee's contribution up to a maximum of 4.0% of total annual compensation. Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The matching contribution by the Company to the 401(k) Plan for 2000 and 1999 and to the Forward Air plan for 1998 was approximately $107,000, $113,000 and $67,000, respectively.

12.  FINANCIAL INSTRUMENTS

Off Balance Sheet Risk

At December 31, 2000, the Company had letters of credit outstanding totaling $4.2 million, all of which relate to obligations carried on the balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company does not generally require collateral from its customers. Three customers, Federal Express, Airborne Express and DuPont, accounted for 16.0%, 13.0% and 13.0% of total trade accounts receivable at December 31, 2000. Concentrations of credit risk with respect to trade accounts receivable are otherwise limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

                               Landair Corporation

12.  FINANCIAL INSTRUMENTS (CONTINUED)

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

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                        2000
                                  ---------------------------------------------------
                                  March 31       June 30    September 30   December 31
                                  ---------------------------------------------------
                                         (In thousands, except per share data)
Operating revenue                 $ 33,130      $ 32,974      $ 31,960      $ 29,423
Income (loss) from operations          329         1,594           983       (11,752)
Net income (loss)                     (139)          635           259        (7,725)
Net income (loss) per common
  share:
      Basic                       $   (.02)     $    .11      $    .05      $  (1.58)
      Diluted                     $   (.02)     $    .11      $    .05      $  (1.58)


                                                        1999
                                  ---------------------------------------------------
                                  March 31       June 30    September 30   December 31
                                  ---------------------------------------------------
                                         (In thousands, except per share data)
Operating revenue                 $ 31,930      $ 32,405      $ 32,987      $ 34,533
Income (loss) from operations        1,124        (1,954)         (477)        1,071
Net income (loss)                      421        (1,726)         (749)          224
Net income (loss) per common
  share:
      Basic                       $    .07      $   (.28)     $   (.12)     $    .04
      Diluted                     $    .07      $   (.28)     $   (.12)     $    .04

                               Landair Corporation

                Schedule II -- Valuation and Qualifying Accounts

                 Col. A                    Col. B              Col. C              Col. D        Col. E
-----------------------------------------------------------------------------------------------------------
                                                              Additions
                                                        ----------------------
                                                          (1)          (2)
                                                         Charged     Charged
                                          Balance at    to Costs     to Other                    Balance at
                                          Beginning       and        Accounts-   Deductions-      End of
              Description                 of Period     Expenses     Describe     Describe        Period
-----------------------------------------------------------------------------------------------------------
                                                                  (In thousands)
Year ended December 31, 2000:
      Allowance for doubtful accounts       $  423       $1,128       $   --       $ 559(2)       $  992
      Allowance for revenue
         adjustments(1)                        192          600           --         517(3)          275
                                           -----------------------------------------------------------------
                                               615        1,728           --       1,076           1,267
Year ended December 31, 1999:
      Allowance for doubtful accounts          287          233           --          97(2)          423
      Allowance for revenue
         adjustments(1)                         83        1,066           --         957(3)          192
                                           -----------------------------------------------------------------
                                               370        1,299           --       1,054             615
Year ended December 31, 1998:
      Allowance for doubtful accounts          125          205           --          43(2)          287
      Allowance for revenue
         adjustments(1)                         50          514           --         481(3)           83
                                           -----------------------------------------------------------------
                                               175          719           --         524             370

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2)     Uncollectible accounts written off, net of recoveries.
(3)     Adjustments to billed accounts receivable.

                                  EXHIBIT INDEX

                                                                             Exhibit No. in
        Exhibit No. Under                                                  Document Where
         Item 601 of                                                       Incorporated by
         Regulation S-K                                                        Reference
       -------------------                                                --------------------
          2.1(c)      -       Distribution Agreement between the                   2.1
                              registrant and Forward Air Corporation

          2.2(d)      -       Asset Purchase Agreement between                     2.1
                              Landair Transport, Inc., Laker Express, Inc.
                              and Dennis Pressler (Schedules and other
                              exhibits to this document are omitted from
                              this filing but the registrant will furnish
                              supplemental copies of the omitted
                              materials to the Securities and Exchange
                              Commission (the "Commission") upon
                              request.)

          3.1(b)      -       Charter of the registrant                            3.1

          3.2(c)      -       Bylaws of the registrant                             3.1

          4.1(b)      -       Form of Common Stock Certificate                     4.1

         10.1(c)      -       Transition Services Agreement between the           10.1
                              registrant and Forward Air Corporation

         10.2(c)      -       Employee Benefit Matters Agreement                  10.2
                              between the registrant and Forward Air
                              Corporation

         10.3(c)      -       Tax Sharing Agreement between the                   10.3
                              registrant and Forward Air Corporation

         10.4(e)      -       Amended and Restated Stock Option                   10.1
                              and Incentive Plan

         10.5(e)      -       Amended and Restated Non-Employee                   10.2
                              Director Stock Option Plan

         10.6(b)      -       Employee Stock Purchase Plan                        10.6

         10.7(b)      -       Cash Incentive Plan                                 10.7

         10.8(c)      -       Loan and Security Agreement, dated as of             10.5
                              September 10, 1998, between First Tennessee
                              Bank National Association and the registrant

         10.9(c)      -       $15.0 million Master Secured Promissory Note         10.6
                              (Line of Credit), dated as of September 10,
                              1998, to First Tennessee Bank National
                              Association

        10.10(c)      -       $10.0 million Secured Promissory Note                10.7
                              (Equipment Loan), dated as of September 10,
                              1998, to First Tennessee Bank National
                              Association

        10.11(e)      -       $3.0 Million Note Secured by Real Estate,            10.5
                              dated March 25, 1999, to First Tennessee Bank
                              National Association

        10.12(e)      -       Guaranty Agreement, dated as of March 25,            10.6
                              1999, by the registrant to First Tennessee
                              Bank National Association

        10.13(e)      -       Third Amendment to Term Loan and Security            10.3
                              Agreement, dated as of January 5, 1999, between
                              SunTrust Bank, Nashville, N.A. and the
                              registrant

        10.14(e)      -       Loan and Security Agreement ($15.0 Million           10.4
                              Line of Credit), dated as of January 5, 1999,
                              among SunTrust Bank, Nashville, N.A. and the
                              registrant and Landair Transport, Inc.  Certain
                              exhibits to this document are omitted from this
                              filing but the Company will furnish supplemental
                              copies of the omitted materials to the Securities
                              and Exchange Commission upon request.

        10.15(f)      -       First Amendment to Loan and Security                 10.1
                              Agreement among SunTrust Bank,
                              Nashville, N.A., the registrant and
                              Landair Transport, Inc., dated July 28, 1999

        10.16(f)      -       Second Amendment to Loan and Security                10.2
                              Agreement among SunTrust Bank, Nashville,
                              N.A., the registrant and Landair Transport,
                              Inc., dated August 26, 1999

        10.17(g)      -       First Amendment to the Transition Services           10.1
                              Agreement, dated as of February 4, 2000
                              between Forward Air Corporation and the
                              registrant

        10.18(h)      -       First Amendment to the Amended and                   10.1
                              Restated Non-Employee Director Stock Option
                              Plan

        10.19(h)      -       Stock Purchase Agreement between the                 10.2
                              registrant and East Tennessee Foundation,
                              dated as of June 2, 2000

         21.1(b)      -       Subsidiaries of the registrant                       21.1

         23.1(a)      -       Consent of Ernst & Young LLP                          --

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

            (g) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Commission on May 5, 2000.

            (h) Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Commission on August 8, 2000.