Form 10-Q
period 2001-03-31
LANDAIR CORP
filed 2001-05-14
CIK 1065932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2001
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

                       YES    [X]            NO    [ ]




The number of shares outstanding of the registrant's common stock, $.01 par value, as of April 30, 2001 was 4,841,205.

                                TABLE OF CONTENTS

                               LANDAIR CORPORATION

                                                                                 Page
                                                                                Number
PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
                   March 31, 2001 and December 31, 2000                           3

               Condensed Consolidated Statements of Operations -
                   Three months ended March 31, 2001 and 2000, respectively       4

               Condensed Consolidated Statements of Cash Flows -
                   Three months ended March 31, 2001 and 2000                     5

               Notes to Condensed Consolidated Financial Statements -
                   March 31, 2001                                                 6

ITEM 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                 10

ITEM 3.        Quantitative and Qualitative Disclosure of Market Risk            14

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                 15

ITEM 2.        Changes in Securities and Use of Proceeds                         15

ITEM 3.        Defaults Upon Senior Securities                                   15

ITEM 4.        Submission of Matters to a Vote of Security Holders               15

ITEM 5.        Other Information                                                 15

ITEM 6.        Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                       16

EXHIBIT INDEX                                                                    17

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                               Landair Corporation

                      Condensed Consolidated Balance Sheets

                                                                     March 31,      December 31,
                                                                       2001              2000
                                                                     --------------------------
                                                                    (Unaudited)        (Note 1)
                                                                 (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                        $      8          $      9
    Accounts receivable, less allowance of $1,076 in 2001 and
       $1,267 in 2000                                                  12,184            12,923
    Other current assets                                                5,065             5,687
                                                                     --------------------------
Total current assets                                                   17,257            18,619

Property and equipment                                                 86,099            88,555
Less accumulated depreciation and amortization                         30,184            29,783
                                                                     --------------------------
                                                                       55,915            58,772

Other assets                                                            3,626             3,936
                                                                     --------------------------
Total assets                                                         $ 76,798          $ 81,327
                                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  3,060          $  3,072
    Accrued expenses                                                    8,564             8,957
    Current portion of long-term debt                                   6,385             8,495
                                                                     --------------------------
Total current liabilities                                              18,009            20,524

Long-term debt, less current portion                                   16,752            20,223
Deferred income taxes                                                  11,003            10,254

Shareholders' equity:
    Preferred stock                                                        --                --
    Common stock, $.01 par value:
       Authorized shares - 45,000,000
       Issued and outstanding shares - 4,841,205 in 2001
          and 4,886,136 in 2000                                            48                49
    Additional paid-in capital                                         37,748            38,078
    Retained deficit                                                   (6,762)           (7,801)
                                                                     --------------------------
Total shareholders' equity                                             31,034            30,326
                                                                     --------------------------
Total liabilities and shareholders' equity                           $ 76,798          $ 81,327
                                                                     ==========================


See notes to condensed consolidated financial statements.

                               Landair Corporation

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three months ended
                                                   --------------------------------------
                                                   March 31, 2001          March 31, 2000
                                                   --------------------------------------
                                                   (In thousands, except per share data)
Operating revenue                                  $       28,956          $       33,130

Operating expenses:
     Salaries, wages and employee benefits                  9,818                  11,117
     Purchased transportation                               7,678                   9,094
     Fuel and fuel taxes                                    2,981                   3,407
     Depreciation and amortization                          2,424                   3,816
     Insurance and claims                                     860                   1,595
     Operating leases                                         408                     618
     Other operating expenses                               2,669                   3,154
                                                   --------------------------------------
                                                           26,838                  32,801
                                                   --------------------------------------
Income from operations                                      2,118                     329
Other income (expense):
     Interest expense                                        (460)                   (776)
     Other, net                                                71                     240
                                                   --------------------------------------
                                                             (389)                   (536)
                                                   --------------------------------------

Income (loss) before income taxes                           1,729                    (207)
Income taxes (benefit)                                        690                     (68)
                                                   --------------------------------------
Net income (loss)                                  $        1,039          $         (139)
                                                   ======================================

Income (loss) per share:
     Basic                                         $          .21          $        (0.02)
                                                   ======================================
     Diluted                                       $          .21          $        (0.02)
                                                   ======================================

See notes to condensed consolidated financial statements.

                               Landair Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Three months ended
                                                                            -------------------------------
                                                                            March 31,             March 31,
                                                                               2001                 2000
                                                                            -------------------------------
                                                                                     (In thousands)
Cash provided by operations:
Net income (loss)                                                           $   1,039             $     (139)
Gain on disposal                                                                   --                    (65)
Depreciation and amortization                                                   2,424                  3,270
Other, net                                                                      2,015                  3,360
                                                                            --------------------------------
Net cash provided by operations                                                 5,478                  6,426

Investing activities:
Proceeds from disposal of property and
   equipment                                                                      517                    655
Purchases of property and equipment                                               (53)                   (57)
Other, net                                                                        (31)                  (408)
                                                                            --------------------------------
Net cash provided by investing activities                                         433                    190

Financing activities:
Payments of long-term debt                                                     (5,581)                (6,414)
Repurchase of common stock                                                       (331)                  (202)
Cash used in financing activities                                              (5,912)                (6,616)
                                                                            --------------------------------

Decrease in cash and cash equivalents                                       $      (1)            $       --
                                                                            ================================


See notes to condensed consolidated financial statements.

                               Landair Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation Annual Report on Form 10-K for the year ended December 31, 2000.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation. These reclassifications had no effect on the net loss as previously reported.

2.  COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 2001 or 2000 and, accordingly, comprehensive income is equivalent to net income.

3.  IMPAIRMENT OF LONG-LIVED ASSETS

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

                               Landair Corporation

3.  IMPAIRMENT OF LONG-LIVED ASSETS

In the fourth quarter of 2000, the Company recorded an impairment charge of $6.6 million as a result of its impairment review. The impairment charge included approximately $3.0 million for tractors and trailers held for sale, $2.0 million for tractors and trailers held for use and expected to be sold within one year, $1.1 million for lost trailers and $480,000 for other operating assets.

Included in current assets held for sale at March 31, 2001, are tractors and trailers with impaired carrying values of approximately $1.8 million. These tractors and trailers are held for disposal. The Company believes that the sale of the tractors and trailers included in current assets will occur and proceeds will be collected within one year of the balance sheet date. Included in noncurrent assets held for sale are trailers with impaired carrying values of approximately $3.4 million. The Company has negotiated with a trailer manufacturer to trade in two to three used trailers in exchange for each new trailer in 2001. Under the provisions of SFAS No. 121, depreciation is not recorded during the period in which assets are being held for sale.

The remaining tractors and trailers identified for disposal by the Company during the fourth quarter of 2000 will be used in operations until replacement assets can be obtained. Such assets are impaired and have been written down to fair value less costs to sell (inclusive of the intervening depreciation). Assets held for use expected to be sold within one year will continue to be depreciated until their disposal date and are included in revenue equipment in the consolidated balance sheet at March 31, 2001.

4.  RESTRUCTURING COSTS

In December 2000, the Company committed to various exit and restructuring activities. These activities included plans to exit operations at four leased terminals (Dallas, Memphis, Camden and Chicago). In accordance with Emerging Issues Task Force ("EITF") Consensus No. 94-3, the Company accrued $56,000 in December 2000 for future rent payments and termination penalties under non-cancelable leases at the facilities. The Company exited the leases and paid the remaining lease payments and termination penalties in January 2001.

Certain employees were terminated related to the restructuring activities. The Company accrued termination benefits of $56,000 as of December 31, 2000 related to severance benefits that had been communicated to the respective employees as of December 31, 2000. The Company severed several other employees during the first quarter of 2001. The Company incurred an additional $225,000 of restructuring costs related to termination benefits in the first quarter of 2001. The Company paid $281,000 of restructuring costs related to termination benefits in the first quarter of 2001.

                               Landair Corporation

5.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

                                                                  Three months ended
                                                        -------------------------------------
                                                        March 31, 2001         March 31, 2000
                                                        -------------------------------------
Numerator:
    Numerator for basic and diluted earnings per
       share - net income (loss)                        $        1,039         $         (139)

Denominator:
    Denominator for basic earnings per share -
       weighted-average shares                                   4,853                  6,016
    Effect of dilutive stock options                                31                     63
                                                        -------------------------------------
    Denominator for diluted earnings per share -
       adjusted weighted-average shares                          4,884                  6,079
                                                        =====================================
Basic earnings (loss) per share                         $          .21         $        (0.02)
                                                        =====================================
Diluted earnings (loss) per share (1)                   $          .21         $        (0.02)
                                                        =====================================

(1) Diluted loss per share amounts for 2000 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an antidilutive effect.

6.  INCOME TAXES

For the three months ended March 31, 2001 and 2000, the effective income tax (benefit) rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

                                                     Three months ended
                                           ------------------------------------
                                           March 31, 2001        March 31, 2000
                                           ------------------------------------
Operating revenue                               100.0%                100.0%

Operating expenses:
    Salaries, wages and employee
       benefits                                  33.9                  33.6
    Purchased transportation                     26.5                  27.4
    Fuel and fuel taxes                          10.3                  10.3
    Depreciation and amortization                 8.4                  11.5
    Insurance and claims                          3.0                   4.8
    Operating leases                              1.4                   1.8
    Other operating expenses                      9.2                   9.6
                                           ------------------------------------
                                                 92.7                  99.0
                                           ------------------------------------
Income from operations                            7.3                   1.0
Other income (expense):
    Interest expense                             (1.6)                 (2.3)
    Other, net                                    0.3                   0.7
                                           ------------------------------------
                                                 (1.3)                 (1.6)
                                           ------------------------------------
Income (loss) before income taxes                 6.0                  (0.6)
Income taxes (benefit)                            2.4                  (0.2)
                                           ------------------------------------
Net income (loss)                                 3.6%                 (0.4)%
                                           ====================================


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Operating revenue decreased by $4.2 million, or 12.6%, to $29.0 million in the first quarter of 2001 from $33.1 million in 2000. This decrease was the result of an 18.3% decrease in the average tractors in service, including owner-operators, during the first quarter of 2001 compared to the same period in 2000, partially offset by higher equipment utilization. During the first quarters of 2001 and 2000, the average tractors in service were 852 and 1,043, respectively. The average revenue per tractor per week increased from $2,443 per tractor per week in the first quarter of 2000 to $2,655 per tractor per week in the first quarter of 2001.

The operating ratio (operating expenses as a percentage of operating revenue) was 92.7% for the first quarter of 2001 compared to 99.0% for 2000. The decrease in the operating ratio in 2001 was due primarily to lower depreciation and amortization, insurance and claims, and equipment maintenance expenses and other factors as discussed below.

Salaries, wages and employee benefits were 33.9% of operating revenue in the first quarter of 2001 compared to 33.6% in 2000. The increase in salaries, wages and employee benefits as a percentage of operating revenue was due to the restructuring costs related to termination benefits of $225,000 incurred in the first quarter of 2001. During the first quarters of 2001 and 2000, Company-operated tractors in service represented approximately 67.0% of the total average tractors in service including owner-operators.

Purchased transportation was 26.5% of operating revenue in the first quarter of 2001 compared to 27.4% in 2000. The decrease in purchased transportation as a percentage of operating revenue in the first quarter of 2001 was primarily attributable to an increase in revenue utilization of Company-operated tractors.

Fuel and fuel taxes were 10.3% of operating revenue in the first quarter of 2001 compared to 10.3% in 2000.

Depreciation and amortization expense as a percentage of operating revenue was 8.4% in the first quarter of 2001 compared to 11.5% in 2000. The decrease in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in the average number of tractors and trailers in service in the first quarter of 2001 compared to the same period in 2000. The average number of Company tractors in service decreased from 702 in the first quarter of 2000 to 564 in the first quarter of 2001. The average number of trailers in service decreased from 3,141 in 2000 to 2,250 in 2001. Additionally, depreciation and amortization expense in the first quarter of 2000 included approximately $115,000 of goodwill amortization expense associated with the acquisition of Laker Express, Inc. ("Laker") in 1999. In the fourth quarter of 2000, the Company determined that the goodwill associated with the acquisition of Laker was fully impaired. As a result, the Company recorded an impairment charge in the fourth quarter of 2000 for the unamortized portion of the goodwill. Accordingly, the operating results for the three month period ended March 31, 2001 do not include goodwill amortization expense associated with the purchase of Laker.

Insurance and claims were 3.0% of operating revenue in the first quarter of 2001 compared to 4.8% in 2000. The decrease in insurance and claims expense is due primarily to a decrease in the frequency and severity of accidents during the first quarter of 2001 compared with 2000.

Operating leases were 1.4% of operating revenue in the first quarter of 2001 compared to 1.8% in 2000. The decrease in operating leases as a percentage of operating revenue during 2001 is attributed to a decrease in rent for revenue equipment between periods.

Other operating expenses, a large component of which relates to equipment maintenance, were 9.2% of operating revenue in the first quarter of 2001 compared to 9.6% in 2000. The decrease in other operating expenses as a percentage of operating revenue is primarily attributed to a decrease in equipment maintenance expense in the first quarter of 2001 compared to 2000. The decrease in maintenance expense primarily is a result of the decrease in the average number of tractors and trailers operated by the Company as previously discussed.

Interest expense was $460,000, or 1.6% of operating revenue, in the first quarter of 2001 compared to $776,000 or 2.3% in 2000. The decrease was due to lower average net borrowings during 2001 resulting from the Company's strategy to repay long-term debt and lower effective interest rates in the first quarter of 2001 compared to the first quarter of 2000.

The combined federal and state effective tax rate for the first quarter of 2001 was 39.5% compared to a tax benefit of 32.9% for 2000.

As a result of the foregoing factors, net income increased by $1.2 million from a net loss of $139,000 to net income of $1.0 million.

Liquidity and Sources of Capital

The continued growth of the Company, and the nature of its operations, have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, and through borrowing under credit agreements with financial institutions and equipment manufacturers. Working capital needs have generally been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $5.5 million for the first three months of 2001 compared with $6.4 million in the same period of 2000.

Net cash provided by investing activities was approximately $433,000 in the first three months of 2001 compared with net cash provided by investing activities of $190,000 in the same period of 2000. Investing activities consisted primarily of the proceeds from disposal of property and equipment and purchases of property and equipment during the first three months of 2001 and 2000.

Net cash used in financing activities was $5.9 million in the first three months of 2001 compared with net cash used in financing activities of $6.6 million in the same period of 2000. Financing activities consisted primarily of the repayment of long-term debt and the repurchase of the Company's common stock during the first three months of 2001 and 2000.

The Company's credit facilities include a working capital line of credit and two equipment financing facilities. Subject to maintenance of financial covenants and ratios, these credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $25.0 million under the equipment financing facilities. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 0.75% to 2.0% and are secured by accounts receivable and certain revenue equipment. The Company's working capital line of credit expires in May 2002. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of March 31, 2001, the Company had $3.8 million of borrowings and $4.2 million of letters of credit outstanding under the working capital line of credit facility and $8.3 million of borrowings outstanding under the equipment financing facilities. As of March 31, 2001, the Company had $6.9 million and $8.2 million of available additional borrowing capacity under the working capital line of credit and the equipment financing facilities, respectively.

The Company also maintains a $20 million equipment financing facility with a retail finance company. At March 31, 2001, $8.2 million was outstanding under this credit facility.

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

Interest Rates

At March 31, 2001 and 2000, the fair value of the Company's total variable rate debt was estimated to be approximately $12.1 million and $25.1 million, respectively, which approximated carrying value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At these borrowing levels, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $21,000 and $45,000 in the first three months of 2001 and 2000, respectively. These amounts were determined by considering the impact of the hypothetical interest rate increase on the Company's borrowing cost at the March 31, 2001 and 2000 borrowing levels.

Commodities

The availability and price of fuel are subject to fluctuations due to factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time will enter into forward purchase contracts. At March 31, 2001 and 2000, the Company had no outstanding commitments to purchase fuel.

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

(b) Reports on Form 8-K - The Company filed a report on Form 8-K on January 4, 2001, to report the appointment of John A. Tweed as President and Chief Operating Officer and director following the December 27, 2000 resignation of C. Tim Roach from those positions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Landair Corporation


Date: May 14, 2001                  By: /s/ Andrew J. Mantey
                                        ------------------------------------
                                        Andrew J. Mantey
                                        Chief Financial Officer
                                        and Senior Vice President

                                  EXHIBIT INDEX

      Exhibit No.
      -----------
        10.1             Third Amendment to Loan and Security Agreement
                         among SunTrust Bank, the registrant and Landair
                         Transport, Inc., dated as of March 23, 2001

        10.2 Fourth Amendment to Loan and Security Agreement among SunTrust Bank, the registrant and Landair
                         Transport, Inc., dated as of March 23, 2001