Form 10-Q
period 2001-06-30
LANDAIR CORP
filed 2001-08-02
CIK 1065932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001
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

                                 YES [X] NO [ ]




The number of shares outstanding of the registrant's common stock, $.01 par value, as of July 27, 2001 was 4,830,005.

                                TABLE OF CONTENTS

                               LANDAIR CORPORATION

                                                                            Page
                                                                           Number
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
              June 30, 2001 and December 31, 2000                               3

          Condensed Consolidated Statements of Income -
              Three and six months ended June 30, 2001 and 2000, respectively   4

          Condensed Consolidated Statements of Cash Flows -
              Six months ended June 30, 2001 and 2000                           5

          Notes to Condensed Consolidated Financial Statements -
              June 30, 2001                                                     6

ITEM 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    10

ITEM 3.   Quantitative and Qualitative Disclosure of Market Risk               15

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                    17

ITEM 2.   Changes in Securities and Use of Proceeds                            17

ITEM 3.   Defaults Upon Senior Securities                                      17

ITEM 4.   Submission of Matters to a Vote of Security Holders                  17

ITEM 5.   Other Information                                                    18

ITEM 6.   Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                     19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                               Landair Corporation

                      Condensed Consolidated Balance Sheets

                                                              June 30,  December 31,
                                                                2001        2000
                                                            -----------------------
                                                            (Unaudited)   (Note 1)
                                                                 In thousands,
                                                               except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                 $      7    $      9
    Accounts receivable, less allowance of $858 in 2001 and
       $1,267 in 2000                                            9,527      12,923
    Other current assets                                         3,978       5,687
                                                            -----------------------
Total current assets                                            13,512      18,619

Property and equipment                                          89,023      88,555
Less accumulated depreciation and amortization                  32,566      29,783
                                                            -----------------------
                                                                56,457      58,772

Other assets                                                       605       3,936
                                                            -----------------------
Total assets                                                  $ 70,574    $ 81,327
                                                            =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $  2,668    $  3,072
    Accrued expenses                                             7,483       8,957
    Current portion of long-term debt                            4,339       8,495
                                                            -----------------------
Total current liabilities                                       14,490      20,524

Long-term debt, less current portion                            11,957      20,223
Deferred income taxes                                           11,797      10,254

Shareholders' equity:
    Preferred stock                                                 --          --
    Common stock, $.01 par value:
       Authorized shares - 45,000,000
       Issued and outstanding shares - 4,830,605 in 2001
          and 4,886,136 in 2000                                     48          49
    Additional paid-in capital                                  37,755      38,078
    Retained deficit                                            (5,473)     (7,801)
                                                            -----------------------
Total shareholders' equity                                      32,330      30,326
                                                            -----------------------
Total liabilities and shareholders' equity                    $ 70,574    $ 81,327
                                                            =======================


See notes to condensed consolidated financial statements.

                               Landair Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                             Three months ended       Six months ended
                                           ----------------------  ----------------------
                                             June 30,    June 30,    June 30,   June 30,
                                               2001        2000        2001       2000
                                           ----------------------  ----------------------
                                                (In thousands, except per share data)
Operating revenue                            $ 27,102    $ 32,974    $ 56,058    $ 66,104

Operating expenses:
     Salaries, wages and employee benefits      8,993      10,559      18,811      21,676
     Purchased transportation                   6,710       9,503      14,388      18,597
     Fuel and fuel taxes                        2,919       3,053       5,900       6,680
     Depreciation and amortization              2,362       3,679       4,786       7,495
     Insurance and claims                         681       1,239       1,541       2,834
     Operating leases                             444         497         852       1,115
     Other operating expenses                   2,598       2,850       5,267       5,784
                                           ----------------------  ----------------------
                                               24,707      31,380      51,545      64,181
                                           ----------------------  ----------------------
Income from operations                          2,395       1,594       4,513       1,923
Other income (expense):
     Interest expense                            (342)       (645)       (802)     (1,421)
     Other, net                                    89          65         160         305
                                           ----------------------  ----------------------
                                                 (253)       (580)       (642)     (1,116)
                                           ----------------------  ----------------------
Income before income taxes                      2,142       1,014       3,871         807
Income taxes                                      853         379       1,543         311
                                           ----------------------  ----------------------
Net income                                   $  1,289    $    635    $  2,328    $    496
                                           ======================  ======================
Income per share:
     Basic                                   $    .27    $    .11    $    .48    $    .08
                                           ======================  ======================
     Diluted                                 $    .26    $    .11    $    .47    $    .08
                                           ======================  ======================

See notes to condensed consolidated financial statements.

                               Landair Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Six months ended
                                                         -------------------------
                                                           June 30,      June 30,
                                                             2001          2000
                                                         -------------------------
                                                              (In thousands)
Cash provided by operations:
Net income                                                 $  2,328      $    496
Loss (gain) on disposal                                          17          (280)
Depreciation and amortization                                 4,786         6,403
Other, net                                                    3,729         6,307
                                                         -------------------------
Net cash provided by operations                              10,860        12,926

Investing activities:
Proceeds from disposal of property and
   equipment                                                  1,937           890
Purchases of property and equipment                             (53)         (420)
                                                         -------------------------
Net cash provided by investing activities                     1,884           470

Financing activities:
Payments of long-term debt                                  (12,422)       (8,506)
Repurchase of common stock                                     (494)       (4,922)
Proceeds from exercise of stock options                         142            --
Common stock issued under employee stock purchase plan           28            31
                                                         -------------------------
Cash used in financing activities                           (12,746)      (13,397)
                                                         -------------------------
Decrease in cash and cash equivalents                      $     (2)     $     (1)
                                                         =========================

See notes to condensed consolidated financial statements.

                               Landair Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation Annual Report on Form 10-K for the year ended December 31, 2000.

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

Included in current assets held for sale at June 30, 2001, are tractors and trailers with impaired carrying values of approximately $552,000. These tractors and trailers are held for disposal. The Company believes that the sale of the tractors and trailers included in current assets will occur and proceeds will be collected within one year of the balance sheet date. Included in noncurrent assets held for sale are trailers with impaired carrying values of approximately $444,000. The Company has negotiated with a trailer manufacturer to trade in two to three used trailers in exchange for each new trailer in 2001. Under the provisions of SFAS No. 121, depreciation is not recorded during the period in which assets are being held for sale.

The remaining tractors and trailers identified for disposal by the Company during the fourth quarter of 2000 will be used in operations until replacement assets can be obtained. Such assets are impaired and have been written down to fair value less costs to sell (inclusive of the intervening depreciation). Assets held for use expected to be sold within one year will continue to be depreciated until their disposal date and are included in revenue equipment in the consolidated balance sheet at June 30, 2001.

4.  RESTRUCTURING COSTS

In December 2000, the Company committed to various exit and restructuring activities. These activities included plans to exit operations at four leased terminals (Dallas, Memphis, Camden and Chicago). In accordance with Emerging Issues Task Force (EITF) Consensus No. 94-3, the Company accrued $56,000 in December 2000 for future rent payments and termination penalties under non-cancelable leases at the facilities. The Company exited the leases and paid the remaining lease payments and termination penalties in January 2001.

Certain employees were terminated related to the restructuring activities. The Company accrued termination benefits of $56,000 as of December 31, 2000 related to severance benefits that had been communicated to the respective employees as of December 31, 2000. The Company incurred an additional $225,000 of restructuring costs related to termination benefits during the six month period ended June 30, 2001. The Company paid $281,000 of restructuring costs related to termination benefits during the six month period ended June 30, 2001.

                               Landair Corporation

5.  INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

                                                   Three months         Six months
                                                       ended               ended
                                                  ------------------------------------
                                                  June 30, June 30,  June 30, June 30,
                                                    2001     2000      2001     2000
                                                  ------------------------------------
Numerator:
    Numerator for basic and diluted earnings per
       share - net income                          $1,289   $  635    $2,328   $  496

Denominator:
    Denominator for basic earnings per share -
       weighted-average shares                      4,832    5,833     4,843    5,925
    Effect of dilutive stock options                   86       34        61       50
                                                  ------------------------------------
    Denominator for diluted earnings per share -
       adjusted weighted-average shares             4,918    5,867     4,904    5,975
                                                  ====================================
Basic earnings per share                           $  .27   $  .11    $  .48   $  .08
                                                  ====================================
Diluted earnings per share                         $  .26   $  .11    $  .47   $  .08
                                                  ====================================


6.  INCOME TAXES

For the three and six months ended June 30, 2001 and 2000, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims, and by performing hindsight analysis to determine an estimate of probable losses on claims incurred but not reported. Such losses could

                               Landair Corporation
be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management's provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

8.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The effect of the adoption of SFAS No. 133 was not material to the Company's earnings, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                               Three months ended        Six months ended
                                             ---------------------     ---------------------
                                             June 30,     June 30,     June 30,     June 30,
                                               2001         2000         2001         2000
                                             ---------------------     ---------------------
Operating revenue                              100.0%       100.0%       100.0%       100.0%

Operating expenses:
    Salaries, wages and employee benefits       33.2         32.0         33.6         32.8
    Purchased transportation                    24.8         28.8         25.7         28.1
    Fuel and fuel taxes                         10.8          9.2         10.5         10.1
    Depreciation and amortization                8.7         11.2          8.5         11.3
    Insurance and claims                         2.5          3.8          2.7          4.3
    Operating leases                             1.6          1.5          1.5          1.7
    Other operating expenses                     9.6          8.7          9.4          8.8
                                             ---------------------     ---------------------
                                                91.2         95.2         91.9         97.1
                                             ---------------------     ---------------------
Income from operations                           8.8          4.8          8.1          2.9
Other income (expense):
    Interest expense                            (1.2)        (1.9)        (1.4)        (2.1)
    Other, net                                   0.3          0.1          0.3          0.5
                                             ---------------------     ---------------------
                                                (0.9)        (1.8)        (1.1)        (1.6)
                                             ---------------------     ---------------------
Income before income taxes                       7.9          3.0          7.0          1.3
Income taxes                                     3.1          1.1          2.8          0.5
                                             ---------------------     ---------------------
Net income                                       4.8%         1.9%         4.2%         0.8%
                                             =====================     =====================


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Operating revenue decreased by $5.9 million, or 17.8%, to $27.1 million in the second quarter of 2001 from $33.0 million in 2000. This decrease was the result of a 22.9% decrease in the average tractors in service, including owner-operators, during the second quarter of 2001 compared to the same period in 2000, partially offset by higher equipment utilization. During the second quarters of 2001 and 2000, the average tractors in service were 767 and 995, respectively. The average revenue per tractor per week increased from $2,437 per tractor per week in the second quarter of 2000 to $2,531 per tractor per week in the second quarter of 2001.

The operating ratio (operating expenses as a percentage of operating revenue) was 91.2% for the second quarter of 2001 compared to 95.2% for 2000. The decrease in the operating ratio in 2001 was due primarily to lower depreciation and amortization, insurance and claims, and other factors as discussed below.

Salaries, wages and employee benefits were 33.2% of operating revenue in the second quarter of 2001 compared to 32.0% in 2000. The increase in salaries, wages and employee benefits as a percentage of operating revenue was due to an increase in the percentage of Company-operated tractors in service. During the second quarter of 2001, Company-operated tractors in service represented approximately 71.6% of the total average tractors in service including owner-operators. In the second quarter of 2000, Company-operated tractors in service represented approximately 65.2% of the total average tractors in service.

Purchased transportation was 24.8% of operating revenue in the second quarter of 2001 compared to 28.8% in 2000. The decrease in purchased transportation as a percentage of operating revenue in the second quarter of 2001 was primarily attributable to a decrease in the percentage of owner-operated tractors as a percent of the Company's overall fleet. In the second quarter of 2001, owner-operated tractors averaged approximately 28.4% of the Company's fleet. In the second quarter of 2000, owner-operated tractors averaged approximately 34.8% of the Company's fleet.

Fuel and fuel taxes were 10.8% of operating revenue in the second quarter of 2001 compared to 9.2% in 2000. The increase in fuel and fuel taxes as a percentage of operating revenue during the second quarter of 2001 is primarily attributable to the increase in the percentage of Company-operated tractors compared to owner-operated tractors during the period as previously discussed. Owner-operators are responsible for purchasing their own fuel.

Depreciation and amortization expense as a percentage of operating revenue was 8.7% in the second quarter of 2001 compared to 11.2% in 2000. The decrease in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in the average number of tractors and trailers in service in the second quarter of 2001 compared to the same period in 2000. The average number of Company tractors in service decreased from 649 in the second quarter of 2000 to 549 in the second quarter of 2001. The average number of trailers in service decreased from 3,100 in 2000 to 1,955 in 2001. Additionally, depreciation and amortization expense in the second quarter of 2000 included approximately $107,000 of goodwill amortization expense associated with the acquisition of Laker Express, Inc. ("Laker") in 1999. In the fourth quarter of 2000, the Company determined that the goodwill associated with the acquisition of Laker was fully impaired. As a result, the Company recorded an impairment charge in the fourth quarter of 2000 for the unamortized portion of the goodwill. Accordingly, the operating results for the three month period ended June 30, 2001 do not include goodwill amortization expense associated with the purchase of Laker.

Insurance and claims were 2.5% of operating revenue in the second quarter of 2001 compared to 3.8% in 2000. The decrease in insurance and claims expense is due primarily to a decrease in the frequency and severity of accidents during the second quarter of 2001 compared with 2000.

Operating leases were 1.6% of operating revenue in the second quarter of 2001 compared to 1.5% in 2000.

Other operating expenses, a large component of which relates to equipment maintenance, were 9.6% of operating revenue in the second quarter of 2001 compared to 8.2% in 2000. The increase in other operating expenses as a percentage of operating revenue is primarily attributed to an increase in Company-operated equipment as a percentage of the Company's fleet including owner-operators.

Interest expense was $342,000, or 1.2% of operating revenue, in the second quarter of 2001 compared to $645,000 or 2.1% in 2000. The decrease was due to lower average net borrowings during 2001 resulting from the Company's strategy to repay long-term debt coupled with lower effective interest rates in the second quarter of 2001 compared to the second quarter of 2000.

The combined federal and state effective tax rate for the second quarter of 2001 was 39.8% compared to 37.4% for 2000.

As a result of the foregoing factors, net income increased by $654,000 from $635,000 in the second quarter of 2000 to $1.3 million in the second quarter of 2001.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Operating revenue decreased by $10.0 million, or 15.1%, to $56.1 million during the first six months of 2001 from $66.1 million in 2000. This decrease was a result of a 20.0% decrease in the average tractors in service, including owner-operators, during the first six months of 2001 compared to the same period in 2000, partially offset by higher equipment utilization. During the first six months of 2001 and 2000, the average tractors in service were 816 and 1,020, respectively. The average revenue per tractor per week increased from $2,369 per tractor per week in the first six months of 2000 to $2,480 per tractor per week in the first six months of 2001.

The operating ratio (operating expenses as a percentage of operating revenue) was 91.9% for the first six months of 2001 compared to 97.1% for 2000. The decrease in the operating ratio in 2001 resulted primarily from the factors discussed below.

Salaries, wages and employee benefits were 33.6% of operating revenue in the first six months of 2001 compared to 32.8% in 2000. The increase in salaries, wages and employee benefits as a percentage of operating revenue resulted primarily from restructuring costs related to termination benefits of $215,000 incurred during the first six months of 2001 and an increase in the percentage of Company-operated tractors in service. During the first six months of 2001, Company-operated tractors in service represented approximately 68.4% of the total average tractors in service including owner-operators. During the first six months of 2000, Company-operated tractors in service represented approximately 66.3% of the total average tractors in service including owner-operators.

Purchased transportation was 25.7% of operating revenue in the first six months of 2001 compared to 28.1% in 2000. The decrease in purchased transportation as a percentage of operating revenue in the first six months of 2001 was primarily attributable to a decrease in the ratio of owner-operated tractors to Company-operated tractors. Owner-operators represented 31.6% of the Company's average tractors in service during the six months ended June 30, 2001 compared to 33.7% for the same prior year period.

Fuel and fuel taxes were 10.5% of operating revenue in the first six months of 2001 compared to 10.1% in 2000. The increase in fuel and fuel taxes as a percentage of operating revenue during the second quarter of 2001 resulted primarily from an increase in the ratio of Company-operated tractors to owner-operated tractors during the period. Owner-operators are responsible for purchasing their own fuel.

Depreciation and amortization expense as a percentage of operating revenue was 8.5% in the first six months of 2001 compared to 11.3% in 2000. The decrease in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in the average number of tractors and trailers in service in the first six months of 2001 compared to the same period in 2000. The average number of Company tractors in service decreased from 676 in the first six months of 2000 to 558 in the first six months of 2001. The average number of trailers in service decreased from 3,120 in 2000 to 2,102 in 2001. Additionally, depreciation and amortization expense during the first six months of 2000 included approximately $215,000 of goodwill amortization expense associated with the acquisition of Laker in 1999. In the fourth quarter of 2000, the Company determined that the goodwill associated with the acquisition of Laker was fully impaired. As a result, the Company recorded an impairment charge in the fourth quarter of 2000 for the unamortized portion of the goodwill. Accordingly, the operating results for the six month period ended June 30, 2001 do not include goodwill amortization expense associated with the purchase of Laker.

Insurance and claims were 2.7% of operating revenue in the first six months of 2001 compared to 4.3% in 2000. The decrease in insurance and claims expense as a percentage of operating revenue was a result of decreased frequency and severity of accidents which was partially offset by higher insurance premiums during the first six months of 2001 compared with 2000.

Operating leases were 1.5% of operating revenue in the first six months of 2001 compared to 1.7% in 2000.

Other operating expenses, a large component of which relates to equipment maintenance, were 9.4% of operating revenue in the first six months of 2001 compared to 8.8% in 2000. The increase in other operating expenses as a percentage of operating revenue is primarily attributed to the increase in Company-operated equipment as a percentage of the Company's overall fleet, including owner-operators.

Interest expense was $802,000, or 1.4% of operating revenue in the first six months of 2001 compared to $1.4 million or 2.1% in 2000. The decrease was due to lower average net borrowings during 2001 resulting from the Company's strategy to repay long-term debt and lower effective interest rates in 2001 compared to 2000.

The combined federal and state effective tax rate for the first six months of 2001 was 39.9% compared to 38.5% for 2000.

As a result of the foregoing factors, net income increased by approximately $1.8 million from net income of $496,000 in the first six months of 2000 to net income of $2.3 million in the first six months of 2001.

Liquidity and Sources of Capital

Working capital needs have generally been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $10.9 million for the first six months of 2001 compared with $12.9 million in the same period of 2000.

Net cash provided by investing activities was approximately $1.9 million in the first six months of 2001 compared with net cash provided by investing activities of $470,000 in the same period of 2000. Investing activities consisted primarily of the proceeds from disposal of property and equipment during the first six months of 2001 and 2000.

Net cash used in financing activities was $12.7 million in the first six months of 2001 compared with net cash used in financing activities of $13.4 million in the same period of 2000. Financing activities consisted primarily of the repayment of long-term debt and the repurchase of the Company's common stock during the first six months of 2001 and 2000.

The Company's credit facilities include a working capital line of credit and an equipment financing facility. Subject to maintenance of financial covenants and ratios, these credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $15.0 million under an equipment financing facility. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 0.75% to 1.75% and are secured by accounts receivable and certain revenue equipment. The Company's working capital line of credit expires in November 2002. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of June 30, 2001, the Company had $1.9 million of borrowings and $3.2 million of letters of credit outstanding under the working capital line of credit facility and $2.9 million of borrowings outstanding under the equipment financing facilities. As of June 30, 2001, the Company had $9.9 million and $12.1 million of available additional borrowing capacity under the working capital line of credit and the equipment financing facilities, respectively.

The Company maintains a $20 million equipment financing facility with a retail finance company. At June 30, 2001, $7.8 million was outstanding under this credit facility. Additionally, the Company had a total of $3.7 million in installment notes payable at June 30, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company is exposed to market risk from changes in interest rates and commodity prices. To reduce such risks, the Company selectively uses forward purchase contracts for fuel. All such forward purchase transactions are authorized.

Interest Rates

At June 30, 2001 and 2000, the fair value of the Company's total variable rate debt was estimated to be approximately $8.5 million and $24.0 million, respectively, which approximated carrying value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At these borrowing levels, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $45,000 and $99,000 in the first six months of 2001 and 2000, respectively. These amounts were determined by considering the impact of the hypothetical interest rate increase on the Company's borrowing cost at the June 30, 2001 and 2000 borrowing levels.

Commodities

The availability and price of fuel are subject to fluctuations due to factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time will enter into forward purchase contracts. At June 30, 2001 and 2000, the Company had no outstanding commitments to purchase fuel.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 21, 2001, for the purpose of (a) electing seven directors; (b) approving and adopting a First Amendment to the Company's Amended and Restated Non-Employee Director Stock Option Plan; and (c) approving the appointment of independent auditors for 2001.

(a) Shareholders elected each director nominee for a one-year term expiring at the 2002 annual meeting. The vote for each director was as follows:

                                             For                  Withheld
                                             ---                  --------
               Jerry T. Armstrong         4,042,783                18,756
               C. John Langley, Jr.       4,042,183                19,356
               Andrew J. Mantey           4,044,183                17,356
               Courtney J. Munson         4,042,783                18,756
               Scott M. Niswonger         4,042,183                19,356
               Richard H. Roberts         4,042,183                17,356
               John A. Tweed              4,042,183                19,356

(b) The First Amendment to the Company's Amended and Restated Non-Employee Director Stock Option Plan was approved and adopted by the shareholders by the following vote:

                  For                 Against                Abstain
                  ---                 -------                -------
               4,024,706               35,267                 1,556

(c) The appointment of Ernst & Young LLP as independent auditors for 2001 was ratified and approved as follows:

                  For                 Against                Abstain
                  ---                 -------                -------
               4,045,139               15,900                   500


ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(a)   Exhibits - Not applicable

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Landair Corporation



Date:  August 1, 2001               By: /s/ Andrew J. Mantey
                                        ----------------------------------------
                                        Andrew J. Mantey
                                        Chief Financial Officer
                                        and Senior Vice President