Form 10-Q
period 2001-09-30
LANDAIR CORP
filed 2001-11-01
CIK 1065932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001
Commission File No. 000-24615

LANDAIR CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-1743549

(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

430 Airport Road

Greeneville, Tennessee	37745

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 636-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [   ]

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of October 30, 2001 was 4,833,045.

Landair Corporation

		Page
		Number

Part I	Financial Information

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income - Three and nine

	months ended September 30, 2001 and 2000, respectively	4

	Condensed Consolidated Statements of Cash Flows -

	Nine months ended September 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements - September 30, 2001	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosure of Market Risk	15

Part II	Other Information

Item 1	Legal Proceedings	17

Item 2	Changes in Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits and Reports on Form 8-K	17

Signatures		18

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Landair Corporation

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets

Current assets:

Cash and cash equivalents	$7	$9

Accounts receivable, less allowance of $558 in 2001 and $1,267 in 2000	10,773	12,923

Other current assets	4,009	5,687

Total current assets	14,789	18,619

Property and equipment	79,976	88,555

Less accumulated depreciation and amortization	25,223	29,783

	54,753	58,772

Other assets	114	3,936

Total assets	$69,656	$81,327

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$2,958	$3,072

Accrued expenses	7,208	8,957

Current portion of long-term debt	2,115	8,495

Total current liabilities	12,281	20,524

Long-term debt, less current portion	10,144	20,223

Deferred income taxes	13,266	10,254

Shareholders’ equity:

Preferred stock	—	—

Common stock, $.01 par value:

Authorized shares - 45,000,000 Issued and outstanding shares - 4,833,045 in 2001 and 4,886,136 in 2000	48	49

Additional paid-in capital	37,752	38,078

Retained deficit	(3,835)	(7,801)

Total shareholders’ equity	33,965	30,326

Total liabilities and shareholders’ equity	$69,656	$81,327

See notes to condensed consolidated financial statements.

Landair Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

		(In thousands, except per share data)
Operating revenue	$25,825	$31,960	$81,883	$98,064

Operating expenses:

Salaries, wages and employee benefits	8,718	10,313	27,529	31,989

Purchased transportation	5,883	9,718	20,271	28,315

Fuel and fuel taxes	2,761	2,915	8,661	9,595

Depreciation and amortization	2,286	3,760	7,072	11,255

Insurance and claims	487	1,025	2,028	3,859

Operating leases	501	497	1,353	1,612

Other operating expenses	2,326	2,749	7,593	8,533

	22,962	30,977	74,507	95,158

Income from operations	2,863	983	7,376	2,906

Other income (expense):

Interest expense	(244)	(669)	(1,046)	(2,090)

Other, net	110	115	270	420

	(134)	(554)	(776)	(1,670)

Income before income taxes	2,729	429	6,600	1,236

Income taxes	1,091	170	2,634	481

Net income	$1,638	$259	$3,966	$755

Income per share:

Basic	$0.34	$0.05	$0.82	$0.14

Diluted	$0.33	$0.05	$0.80	$0.13

See notes to condensed consolidated financial statements.

Landair Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended

	September 30,	September 30,
	2001	2000

	(In thousands)
Cash provided by operations:

Net income	$3,966	$755

Loss (gain) on disposal	22	(248)

Depreciation and amortization	7,072	9,617

Other, net	3,508	3,321

Net cash provided by operations	14,568	13,445

Investing activities:

Proceeds from disposal of property and equipment	2,302	2,246

Purchases of property and equipment	(86)	(1,373)

Net cash provided by investing activities	2,216	873

Financing activities:

Payments of long-term debt	(16,459)	(9,428)

Repurchase of common stock	(514)	(4,922)

Proceeds from exercise of stock options	28	—

Common stock issued under employee stock purchase plan	159	31

Cash used in financing activities	(16,786)	(14,319)

Decrease in cash and cash equivalents	$(2)	$(1)

See notes to condensed consolidated financial statements.

Landair Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)
September 30, 2001

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation Annual Report on Form 10-K for the year ended December 31, 2000.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation. These reclassifications had no effect on net income as previously reported.

2. Comprehensive Income

The Company had no items of other comprehensive income in 2001 or 2000 and, accordingly, comprehensive income is equivalent to net income.

3. Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company performs a periodic review of its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the fourth quarter of 2000, as part of its periodic review of long-lived assets, the Company evaluated its fleet of tractors and trailers and determined that much of the equipment was underutilized. As a result, the Company committed to a plan in December 2000 to dispose of excess revenue equipment. Based on the Company’s impairment analysis, it was determined that the carrying value of certain tractors and trailers exceeded fair value, less estimated costs of disposal. Accordingly, in the fourth quarter of 2000, the Company recorded an impairment charge of $6.6 million as a result of its impairment review.

Landair Corporation

Notes to Condensed Consolidated Financial Statements (continued)

3. Impairment of Long-Lived Assets (continued)

The Company substantially completed its plan to dispose of excess revenue equipment during the third quarter of 2001. The plan included the sale of tractors and trailers held for disposal at December 31, 2000 as well as the sale of assets held and used in operations. In addition, the plan included a trade in of two to three used trailers in exchange for one new trailer with a trailer manufacturer. The Company intends to use in operations certain tractors and trailers originally identified for disposal during the fourth quarter of 2000. Such assets are included within revenue equipment at September 30, 2001.

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

Certain employees were terminated related to the restructuring activities. The Company accrued termination benefits of $56,000 as of December 31, 2000 related to severance benefits that had been communicated to the respective employees as of December 31, 2000. The Company incurred an additional $225,000 of restructuring costs related to termination benefits during the nine month period ended September 30, 2001. The Company paid $281,000 of restructuring costs related to termination benefits during the nine month period ended September 30, 2001.

Landair Corporation

Notes to Condensed Consolidated Financial Statements (continued)

5. Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Numerator:

Numerator for basic and diluted earnings per share — net income	$1,638	$259	$3,966	$755

Denominator:

Denominator for basic earnings per share — weighted-average shares	4,832	4,883	4,839	5,574

Effect of dilutive stock options	109	57	91	52

Denominator for diluted earnings per share — adjusted weighted- average shares	4,941	4,940	4,930	5,626

Basic earnings per share	$0.34	$0.05	$0.82	$0.14

Diluted earnings per share	$0.33	$0.05	$0.80	$0.13

6. Income Taxes

For the three and nine months ended September 30, 2001 and 2000, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

7. Commitments and Contingencies

The primary claims in the Company’s business are workers’ compensation, property damage, auto liability and medical benefits. Most of the Company’s insurance coverage provides for self- insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits, including provision for estimated claims incurred but not reported.

Landair Corporation

Notes to Condensed Consolidated Financial Statements (continued)

7. Commitments and Contingencies (continued)

The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims, and by performing hindsight analysis to determine an estimate of probable losses on claims incurred but not reported. Such losses could be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

8. Impact of Recently Issued Accounting Standard

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The effect of the adoption of SFAS No. 133 was not material to the Company’s earnings, financial position or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to have no effect on net income upon adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:

Salaries, wages and employee benefits	33.7	32.3	33.6	32.6

Purchased transportation	22.8	30.4	24.8	28.9

Fuel and fuel taxes	10.7	9.1	10.6	9.8

Depreciation and amortization	8.9	11.8	8.6	11.5

Insurance and claims	1.9	3.2	2.4	3.9

Operating leases	1.9	1.6	1.7	1.6

Other operating expenses	9.0	8.6	9.3	8.7

	88.9	97.0	91.0	97.0

Income from operations	11.1	3.0	9.0	3.0

Other income (expense):

Interest expense	(0.9)	(2.1)	(1.3)	(2.1)

Other, net	0.4	0.4	0.3	0.4

	(0.5)	(1.7)	(1.0)	(1.7)

Income before income taxes	10.6	1.3	8.0	1.3

Income taxes	4.2	0.5	3.2	0.5

Net income	6.4%	0.8%	4.8%	0.8%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Operating revenue decreased by $6.1 million, or 19.2%, to $25.8 million in the third quarter of 2001 from $32.0 million in 2000. This decrease was the result of a 25.6% decrease in the average tractors in service, including owner-operators, during the third quarter of 2001 compared to the same period in 2000, partially offset by higher equipment utilization. During the third quarters of 2001 and 2000, the average tractors in service were 720 and 968, respectively. The average revenue per tractor per week increased from $2,485 per tractor per week in the third quarter of 2000 to $2,619 per tractor per week in the third quarter of 2001.

The operating ratio (operating expenses as a percentage of operating revenue) was 88.9% for the third quarter of 2001 compared to 97.0% for 2000. The decrease in the operating ratio in 2001 was due primarily to lower depreciation and amortization, insurance and claims, and other factors as discussed below.

Salaries, wages and employee benefits were 33.7% of operating revenue in the third quarter of 2001 compared to 32.3% in 2000. The increase in salaries, wages and employee benefits as a percentage of operating revenue was due to an increase in the percentage of Company-operated tractors in service. During the third quarter of 2001, Company-operated tractors in service represented approximately 75% of the total average tractors in service including owner-operators. In the third quarter of 2000, Company-operated tractors in service represented approximately 61.8% of the total average tractors in service.

Purchased transportation was 22.8% of operating revenue in the third quarter of 2001 compared to 30.4% in 2000. The decrease in purchased transportation as a percentage of operating revenue in the third quarter of 2001 was primarily attributable to a decrease in the percentage of owner-operated tractors as a percent of the Company’s overall fleet. In the third quarter of 2001, owner-operated tractors averaged approximately 25.0% of the Company’s fleet. In the third quarter of 2000, owner-operated tractors averaged approximately 38.2% of the Company’s fleet.

Fuel and fuel taxes were 10.7% of operating revenue in the third quarter of 2001 compared to 9.1% in 2000. The increase in fuel and fuel taxes as a percentage of operating revenue during the third quarter of 2001 is primarily attributable to the increase in the percentage of Company-operated tractors compared to owner-operated tractors during the period as previously discussed. Owner-operators are responsible for purchasing their own fuel.

Depreciation and amortization expense as a percentage of operating revenue was 8.9% in the third quarter of 2001 compared to 11.8% in 2000. The decrease in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in the average number of tractors and trailers in service in the third quarter of 2001 compared to the same period in 2000. The average number of Company tractors in service decreased from 598 in the third quarter of 2000 to 540 in the third quarter of 2001. The average number of trailers in service decreased from 3,093 in 2000 to 1,907 in 2001. Additionally, depreciation and amortization expense in the third quarter of 2000 included approximately $107,000 of goodwill amortization expense associated with the acquisition of Laker Express, Inc. (“Laker”) in 1999. In the fourth quarter of 2000, the Company determined that the goodwill associated with the acquisition of Laker was fully impaired. As a result, the Company recorded an impairment charge in the fourth quarter of 2000 for the unamortized portion of the goodwill. Accordingly, the operating results for the three month period ended September 30, 2001 do not include goodwill amortization expense associated with the purchase of Laker.

Insurance and claims were 1.9% of operating revenue in the third quarter of 2001 compared to 3.2% in 2000. The decrease in insurance and claims expense is due primarily to a decrease in the frequency and severity of accidents as well as lower insurance premium costs during the third quarter of 2001 compared with 2000.

Operating leases were 1.9% of operating revenue in the third quarter of 2001 compared to 1.6% in 2000.

Other operating expenses, a large component of which relates to equipment maintenance, were 9.0% of operating revenue in the third quarter of 2001 compared to 8.6% in 2000.

Interest expense was $244,000, or 0.9% of operating revenue, in the third quarter of 2001 compared to $669,000 or 2.1% in 2000. The decrease was due to lower average net borrowings during 2001 resulting from the Company’s strategy to repay long-term debt coupled with lower effective interest rates in the third quarter of 2001 compared to the third quarter of 2000.

The combined federal and state effective tax rate for the third quarter of 2001 was 40.0% compared to 39.6% for 2000.

As a result of the foregoing factors, net income increased by $1.3 million from $259,000 in the third quarter of 2000 to $1.6 million in the third quarter of 2001.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Operating revenue decreased by $16.2 million, or 16.5%, to $81.9 million during the first nine months of 2001 from $98.1 million in 2000. This decrease was a result of a 21.8% decrease in the average tractors in service, including owner-operators, during the first nine months of 2001 compared to the same period in 2000, partially offset by higher equipment utilization. During the first nine months of 2001 and 2000, the average tractors in service were 784 and 1,003, respectively. The average revenue per tractor per week was $2,699 per tractor per week in the first nine months of 2001 and $2,442 for the first nine months of 2000.

The operating ratio (operating expenses as a percentage of operating revenue) was 91.0% for the first nine months of 2001 compared to 97.0% for 2000. The decrease in the operating ratio in 2001 resulted primarily from the factors discussed below.

Salaries, wages and employee benefits were 33.6% of operating revenue in the first nine months of 2001 compared to 32.6% in 2000. The increase in salaries, wages and employee benefits as a percentage of operating revenue resulted primarily from restructuring costs related to termination benefits of $215,000 incurred during the first nine months of 2001 and an increase in the percentage of Company-operated tractors in service. During the first nine months of 2001, Company-operated tractors in service represented approximately 70.4% of the total average tractors in service including owner-operators. During the first nine months of 2000, Company-operated tractors in service represented approximately 64.8% of the total average tractors in service including owner-operators.

Purchased transportation was 24.8% of operating revenue in the first nine months of 2001 compared to 28.9% in 2000. The decrease in purchased transportation as a percentage of operating revenue in the first nine months of 2001 was primarily attributable to a decrease in the ratio of owner-operated tractors to Company-operated tractors. Owner-operators represented 29.6% of the Company’s average tractors in service during the nine months ended September 30, 2001 compared to 35.2% for the same prior year period.

Fuel and fuel taxes were 10.6% of operating revenue in the first nine months of 2001 compared to 9.8% in 2000. The increase in fuel and fuel taxes as a percentage of operating revenue during the third quarter of 2001 resulted primarily from an increase in the ratio of Company-operated tractors to owner-operated tractors during the period. Owner-operators are responsible for purchasing their own fuel.

Depreciation and amortization expense as a percentage of operating revenue was 8.6% in the first nine months of 2001 compared to 11.5% in 2000. The decrease in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in the average number of tractors and trailers in service in the first nine months of 2001 compared to the same period in 2000. The average number of Company tractors in service decreased from 650 in the first nine months of 2000 to 552 in the first nine months of 2001. The average number of trailers in service decreased from 3,133 in 2000 to 2,086 in 2001. Additionally, depreciation and amortization expense during the first nine months of 2000 included approximately $322,000 of goodwill amortization expense associated with the acquisition of Laker in 1999. In the fourth quarter of 2000, the Company determined that the goodwill associated with the acquisition of Laker was fully impaired. As a result, the Company recorded an impairment charge in the fourth quarter of 2000 for the unamortized portion of the goodwill. Accordingly, the operating results for the nine month period ended September 30, 2001 do not include goodwill amortization expense associated with the purchase of Laker.

Insurance and claims were 2.4% of operating revenue in the first nine months of 2001 compared to 3.9% in 2000. The decrease in insurance and claims expense as a percentage of operating revenue was a result of decreased frequency and severity of accidents which was partially offset by higher insurance premiums during the first nine months of 2001 compared with 2000.

Operating leases were 1.7% of operating revenue in the first nine months of 2001 compared to 1.6% in 2000.

Other operating expenses, a large component of which relates to equipment maintenance, were 9.3% of operating revenue in the first nine months of 2001 compared to 8.7% in 2000.

Interest expense was $1.0 million, or 1.3% of operating revenue, in the first nine months of 2001 compared to $2.1 million or 2.1% in 2000. The decrease was due to lower average net borrowings during 2001 resulting from the Company’s strategy to repay long-term debt and lower effective interest rates in 2001 compared to 2000.

The combined federal and state effective tax rate for the first nine months of 2001 was 40.0% compared to 38.9% for 2000.

As a result of the foregoing factors, net income increased by approximately $3.2 million from net income of $755,000 in the first nine months of 2000 to net income of $4.0 million in the first nine months of 2001.

Liquidity and Sources of Capital

Working capital needs have generally been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $14.4 million for the first nine months of 2001 compared with $13.4 million in the same period of 2000.

Net cash provided by investing activities was approximately $2.4 million in the first nine months of 2001 compared with net cash provided by investing activities of $873,000 in the same period of 2000. Investing activities consisted primarily of the proceeds from disposal of property and equipment during the first nine months of 2001 and 2000.

Net cash used in financing activities was $16.8 million in the first nine months of 2001 compared with net cash used in financing activities of $14.3 million in the same period of 2000. Financing activities consisted primarily of the repayment of long-term debt and the repurchase of the Company’s common stock during the first nine months of 2001 and 2000.

The Company’s credit facilities include a working capital line of credit and an equipment financing facility. Subject to maintenance of financial covenants and ratios, these credit facilities permit the Company to borrow up to $15.0 million under the working capital line of credit and $15.0 million under an equipment financing facility. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 0.75% to 1.75% and are secured by accounts receivable and certain revenue equipment. The Company’s working capital line of credit expires in November 2002. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of September 30, 2001, the Company had $4.0 million of borrowings and $3.2 million of letters of credit outstanding under the working capital line of credit facility and $473,000 of borrowings outstanding under the equipment financing facilities. As of September 30, 2001, the Company had $7.8 million and $15.0 million of available additional borrowing capacity under the working capital line of credit and the equipment financing facilities, respectively.

The Company maintains a $20 million equipment financing facility with a retail finance company. At September 30, 2001, $5.1 million was outstanding under this credit facility. Additionally, the Company had $2.7 million outstanding in an installment note payable at September 30, 2001.

The Company expects to finance its normal operating requirements and planned revenue equipment purchases through available borrowing capacity under existing lines of credit, future borrowings under installment notes for revenue equipment, operating lease financing and cash generated by operations. The availability of debt financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions and other factors over which the Company has little or no control.

Forward-Looking Statements

The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral “forward-looking statements.” Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company’s executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates, downturns in customer business cycles, competition, surplus inventories, loss of a major customer, fuel price increases, the Company’s lack of prior operating history as an independent entity, the inability of the Company’s information systems to handle increased volume of freight, and the lack of availability and/or insufficient compensation of qualified drivers and independent owner-operators needed to serve the Company’s transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The Company is exposed to market risk from changes in interest rates and commodity prices. To reduce such risks, the Company selectively uses forward purchase contracts for fuel. All such forward purchase transactions are authorized.

Interest Rates

At September 30, 2001 and 2000, the fair value of the Company’s total variable rate debt was estimated to be approximately $4.5 million and $20.8 million, respectively, which approximated carrying value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At these borrowing levels, a hypothetical 10.0% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $5,000 and $132,000 in the first nine months of 2001 and 2000, respectively. These amounts were determined by considering the impact of the hypothetical interest rate increase on the Company’s borrowing cost at the September 30, 2001 and 2000 borrowing levels.

Commodities

The availability and price of fuel are subject to fluctuations due to factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time will enter into forward purchase contracts. At September 30, 2001 and 2000, the Company had no outstanding commitments to purchase fuel.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(a)	Exhibits — Not applicable

(b)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Landair Corporation

Date:	November 1, 2001	By:	/s/ Andrew J. Mantey Andrew J. Mantey Chief Financial Officer and Senior Vice President