Form 10-K
period 2001-12-31
LANDAIR CORP
filed 2002-03-14
CIK 1065932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

Commission File No. 000-24615

LANDAIR CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-1743549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Airport Road Greeneville, Tennessee	37745
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 783-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $14.3 million based on the closing price of such stock on such date of $13.21.

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of February 28, 2002 was 4,942,890.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2001.

PART I

ITEM 1. BUSINESS

General

     Landair Corporation, through its operating subsidiaries (the “Company”), is a truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. The Company provides dry van common carrier and dedicated contract carriage for shippers of a variety of products in the medium- and short-haul markets. These products include, among others, paper products, building products, textiles, retail and other consumer goods, air freight, automotive parts and supplies, electronics and metal products. The preponderance of the Company’s business involves providing high-quality, specialized services to service-sensitive shippers on both a dedicated and ad hoc basis. To improve service to the differing requirements of customers at numerous shipping locations, the Company has terminals where over-the-road tractors are based and drivers are domiciled.

     The Company utilizes a satellite-linked, computerized operations system to monitor and facilitate the movement of freight. The Company’s operating philosophy is founded on maintaining high levels of service at market competitive prices in the most efficient manner possible.

     During 2001, management focused its efforts on a plan to enhance its margins and increase the efficiency and returns of its operations.

Operations

     The Company currently conducts its common carrier operations from two terminals and various dedicated customer facilities. Each terminal is the base for certain over-the-road tractors and is the domicile of the drivers who operate those tractors. These terminals have facilities and staff to provide driver supervision, fueling and maintenance. The Company believes this network of facilities enhances its ability to provide responsive service to its customers in an efficient manner.

     Each customer’s shipment is accorded exclusive use of a trailer, with most shipments being transported directly from customer pick-up locations to destinations without a change of drivers, relays or circuitous routing via terminals. The Company operates a centralized customer service and operations center in Greeneville, Tennessee. All facilities and drivers are linked to a satellite communication and dispatch system which provides interactive updates to its operations.

     The Company’s operations consist principally of dedicated contract carriage and common carriage:

     Dedicated Contract Carriage. The Company’s dedicated fleet provides dedicated equipment and personnel on a contractual basis to each of its customers for that customer’s exclusive use, frequently as a lower cost alternative to private carriage. While providing shippers with a higher level of service, the implementation of a dedicated fleet program frees for other uses that portion of a shipper’s capital that would have been invested in a private fleet. This ability to redeploy capital allows shippers to better utilize resources in furtherance of their primary businesses. The dedicated fleet’s service also includes certain on-site staffing requirements typically associated with operating a private fleet.

     Common Carriage. The Company serves as a common carrier for a broad array of customers with a variety of shipping needs. Common carriage primary traffic consists of medium- and short-haul routes and is concentrated primarily in the eastern two-thirds of the United States. Common carriage customers include Fortune 500 companies who subscribe to a “core-carrier” strategy as well as smaller companies with regional shipping needs. Services include just-in-time delivery, satellite communications and electronic data interchange, as well as tailored services required to meet specific customer needs such as dedicated capacity, team operations and roller bed equipment used to serve its air cargo industry customers.

     The primary focus of the Company’s marketing strategy is to focus on the growth and development of the dedicated contract business. Within the common carriage operation, the Company continues to increase freight density within defined market areas that are consistent with the Company’s growth and profit objectives by capitalizing on the trend of shippers to use a fewer number of truckload carriers in pursuit of a “core carrier” partnership strategy and the trend to outsource private fleet transportation requirements. The financial and operating goal of the Company is to maximize profitability by achieving optimal equipment utilization and yield, while meeting or exceeding customer service requirements.

Revenue Equipment

     The Company purchases high quality tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. When purchasing new revenue equipment, the Company typically acquires standardized tractors and trailers manufactured to the Company’s specifications. Standardization enables the Company to simplify driver training, control the cost of spare parts inventory and enhance its preventive maintenance program.

     The Company has purchased its tractors from Freightliner Corporation and Volvo Trucks North America, Inc. and most of its trailers from Great Dane Corporation and Hyundai Precision America. The majority of the tractors purchased are equipped with Series 60 Detroit Diesel electronic engines which have contributed significantly to increased fuel efficiency. Certain of the Company’s purchase and lease agreements include a guaranteed predetermined trade value for tractors after three or four years.

     At December 31, 2001, the Company owned or leased 520 tractors and contracted for 178 tractors from owner-operators. The average age of the Company-owned tractor fleet was approximately 3.25 years at December 31, 2001. At December 31, 2001, the Company owned 2,167 trailers, of which substantially all are 53’ long and 69 include specialized roller bed equipment required to serve air cargo industry customers. By having a majority of the Company’s trailer fleet equipped with 53’ trailers, the Company is able to provide its customers with more economy and convenience and increased driver productivity. The average age of the trailer fleet was approximately 4.75 years at December 31, 2001.

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

Employees

     As of December 31, 2001, the Company employed approximately 761 persons, 605 of whom were drivers.

     Drivers. The Company has established programs to increase driver loyalty and to provide a greater stake in the Company to drivers. Drivers are compensated on the basis of miles driven, and base pay for miles driven increases with a driver’s length of employment with the Company. The Company maintains a 401(k) benefit plan and stock purchase plan for Company drivers and other employees.

     Safety and Training. The Company conducts comprehensive training programs to promote safety, customer relations, service standards, productivity and positive attitudes. Driver training and safety programs are developed by the Company’s safety department. Drivers meet or exceed United States Department of Transportation (“DOT”) qualifications. Driver qualification files are updated at least annually to maintain compliance with DOT regulations.

     The Company’s safety department focuses on (i) recruiting and maintaining qualified drivers; (ii) improving driver and management safety training; (iii) implementing periodic reviews of driving records; (iv) creating incentive bonuses for drivers with good safety records and (v) raising awareness of safety-related issues on a Company-wide basis.

     In March 1998, the DOT initiated a safety audit of the Company, and in May 1998, the Company was notified that it had retained its satisfactory rating.

Owner-Operators

     The Company intends to expand its operations with owner-operator equipment. The Company believes that the owner-operators with whom it contracts are generally more experienced than the general driver population and that they have a vested interest in protecting their own equipment that motivates them to operate in a cautious manner. Typically, owner-operators are responsible for paying all their operating expenses including fuel, maintenance, equipment payments and all other equipment-related expenses. Owner-operators are compensated by the Company on a rate per mile or percentage of revenue basis. As of December 31, 2001, approximately 25% of the Company’s tractors in service were contracted to the Company by owner-operators.

Insurance and Claims

     Claims exposure in the transportation industry consists primarily of cargo loss and damage, vehicle liability, property damage and workers’ compensation. The Company maintains a deductible for auto liability claims, for physical damage claims and for cargo claims. The Company also is responsible for a significant deductible for workers’ compensation claims. The Company maintains insurance with independent insurance carriers that provide certain coverage for claims in excess of deductible amounts. Management believes that the Company’s insurance coverage is reasonable.

Transportation Regulations

     The interstate motor carrier operations of the Company are subject to safety requirements prescribed by the DOT and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations.

     The Company is subject to various federal, state and local environmental laws and regulations. Management believes that the Company is in substantial compliance with applicable regulatory requirements relating to its operations. Failure of the Company to comply with the applicable regulations could result in substantial fines or revocation of the Company’s operating permits.

Environmental Regulations

     The Company has above-ground fuel storage tanks at its Indianapolis, Indiana and Greeneville, Tennessee facilities and underground fuel storage tanks at its Columbus, Ohio facility. Such storage tanks are subject to various federal and state environmental laws and regulations. Management believes that the Company is in substantial compliance with applicable environmental laws and regulations. No material increase for expenditures for compliance with federal, state and local environmental laws and regulations is anticipated in 2002.

Competition and Industry Trends

     The entire trucking industry is highly competitive and fragmented. The Company competes primarily with other regional short-to-medium haul truckload carriers, logistics providers and national carriers. Railroads and air freight also provide competition, but to a lesser degree. Competition for the freight transported by the Company is based on freight rates, service, efficiency, size and technology. The Company also competes with other motor carriers for the services of drivers, independent contractors and management employees. A number of the Company’s competitors have greater financial resources, own more equipment, and carry a larger volume of freight than the Company. The Company is one of several hundred truckload carriers operating in the United States. The Company’s total revenues are less than 1% of the total revenue of all truckload companies operating in the United States. The Company believes that the principal competitive factors in its business are service, pricing (rates), and the availability and configuration of equipment that meets a variety of customers’ needs. In general, increased competition has created downward pressure on rates and increased the need to provide higher levels of service to customers.

Seasonality

     The Company’s primary customers are concentrated in the paper products, air freight, retail and other consumer goods and supplies industries and, as a result, their supply requirements tend to be distributed with relative uniformity throughout the year. The Company’s operating results have historically been affected adversely during the fourth quarter as a result of reduced shipments by customers during the winter holiday season. In addition, the Company’s operating expenses historically have been higher during the winter months due to increased operating costs in colder weather and higher fuel consumption due to increased engine idling.

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

Major Customer

     The Company has an agreement with a customer to provide transportation services for the customer on a dedicated basis through July 31, 2004. This contract provides for certain minimum mileage guarantees. At December 31, 2001, the Company had 150 Company tractors in operation to provide service to this customer.

     The Company had four customers who accounted for 10% or more of revenue in 2001. Sonoco Products Company, Federal Express Corporation, Airborne Express and DuPont accounted for approximately 20%, 19%, 15% and 12%, respectively, of consolidated operating revenue for the year ended December 31, 2001.

ITEM 2. PROPERTIES

     Management believes that the Company has adequate facilities for the conduct of its business, including properties owned and leased. Management further believes that in the event additional or replacement property is needed, such property will be available on terms and at costs substantially similar to the terms and costs experienced by other competitors within the truckload industry.

     The Company’s offices and terminal in Columbus, Ohio and terminal facility in Greeneville, Tennessee are owned by the Company. The remaining Company facilities are leased. The Company’s headquarters are located in Greeneville, Tennessee.

     In addition to operations at various customer locations, the Company currently operates terminals at Columbus, Ohio and Greeneville, Tennessee.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2001, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

     The following are the Company’s executive officers:

Name	Age	Position

Scott M. Niswonger (1)	55	Chairman of the Board and Chief Executive Officer
John A. Tweed	36	President and Chief Operating Officer
Andrew J. Mantey	39	Chief Financial Officer, Senior Vice President and Treasurer
Richard H. Roberts (1)	47	Senior Vice President, General Counsel and Secretary

(1)	Also serves as an executive officer of Forward Air Corporation (“Forward Air”).

     There are no family relationships between any of the executive officers of the Company. All officers hold office at the pleasure of the Board of Directors.

     The following background material is provided for each executive officer employed by the Company, including employment history for at least the last five years.

     Scott M. Niswonger has served as Chairman of the Board and Chief Executive Officer of the Company since July 1998. Mr. Niswonger has also served as an executive officer and director of Forward Air since 1981 and serves as a director of People’s Community Bank.

     John A. Tweed has served as President, Chief Operating Officer and director of the Company since December 2000. Since February 1996, he has also served as President of Warehouse Logistics LLC (“Warehouse Logistics”), a privately-held company jointly owned with Mr. Niswonger. Mr. Tweed was Vice President, Sales, of Landair Transport, Inc. (“Landair Transport”) from April 1990 until February 1996.

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

     Larry W. Rader has served as Vice President, Sales and Marketing, of Landair Transport since November 2001. From June 1997 until November 2001, he served as Vice President of Sales and Marketing for Warehouse Logistics. Prior to this time, Mr. Rader served as National Account Sales Director for Landair Transport from May 1992 to May 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock trades on The Nasdaq National Market tier of The Nasdaq Stock Market® under the symbol “LAND.” The following table sets forth the high and low sale prices for the Common Stock as reported by The Nasdaq National Market for the last two years ending December 31, 2001:

2000	High	Low

First Quarter	$5.38	$4.00
Second Quarter	$5.63	$3.25
Third Quarter	$5.13	$4.00
Fourth Quarter	$4.56	$3.38

2001	High	Low

First Quarter	$4.94	$3.75
Second Quarter	$6.28	$3.75
Third Quarter	$7.92	$5.25
Fourth Quarter	$17.40	$6.51

     There were approximately 800 shareholders of record (including brokerage firms and other nominees) of the Common Stock as of December 31, 2001.

     The Company has not paid cash dividends on the Common Stock and it is the current intention of management to retain earnings to finance the growth of the Company’s business. Certain debt covenants prohibit the Company from paying dividends. Future payment of dividends will depend upon the financial condition, results of operations, contractual restrictions and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data should be read in conjunction with the Company’s financial statements and notes thereto, included elsewhere in this report.

	Year ended December 31

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statements of Income Data:
Operating revenue	$106,906	$127,487	$131,855	$110,353	$91,398
Income (loss) from operations	9,554	(8,846)	(236)	6,453	3,739
Operating ratio (1)	91.1%	106.9%	100.2%	94.2%	95.9%
Net income (loss)	5,437	(6,970)	(1,830)	3,075	1,150
Income (loss) per share — basic (2)	1.12	(1.29)	(0.30)	0.49	0.18
Income (loss) per share — diluted (2), (3)	1.10	(1.29)	(0.30)	0.49	0.18
Cash dividends declared per common share	—	—	—	—	—

Balance Sheet Data (at end of period):
Total assets	$64,765	$81,327	$111,369	$92,429	$97,208
Long-term obligations, net of current portion	5,885	20,223	32,970	18,058	14,151
Shareholders’ equity	35,565	30,326	42,168	45,253	39,558

(1)	Operating expenses as a percentage of operating revenue.

(2)	Income (loss) per share is presented on a pro forma basis for 1997 and 1998 to reflect the 6.3 million share issuance of Common Stock as a result of the spin-off of the Company in September 1998 (the “Spin-off”), as if the Spin-off had occurred on January 1, 1996.

(3)	Diluted loss per share amounts for 2000 and 1999 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

	Year Ended December 31

	2001	2000	1999

Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	33.8	32.4	34.4
Purchased transportation	23.9	28.8	26.8
Fuel and fuel taxes	10.4	9.8	11.1
Depreciation and amortization	8.8	11.5	11.6
Insurance and claims	2.3	4.2	4.7
Operating leases	1.9	1.6	1.3
Impairment of long-lived assets	—	7.8	—
Restructuring costs	—	0.1	—
Other operating expenses	10.0	10.7	10.3

Total operating expenses	91.1	106.9	100.2

Income (loss) from operations	8.9	(6.9)	(0.2)
Interest expense	(1.1)	(2.1)	(2.2)
Other income, net	0.8	0.5	0.3

Income (loss) before income taxes	8.6	(8.5)	(2.1)
Income taxes (benefit)	3.5	(3.0)	(0.7)

Net income (loss)	5.1%	(5.5)%	(1.4)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Operating revenue decreased by $20.6 million, or 16.2%, to $106.9 million for 2001 from $127.5 million in 2000. The decrease in operating revenue resulted primarily from a 23.8% reduction in the average tractors in service in 2001 compared to 2000 offset by improved equipment utilization. Average tractors in service were 751 during 2001 and 985 in 2000. Average revenue per truck per week increased to $2,577 per tractor per week in 2001 from $2,426 per tractor per week in 2000.

     The operating ratio for 2001 was 91.1% compared to 106.9% for 2000. The decrease in the operating ratio was primarily a result of the charges relating to impairment of long-lived assets and other restructuring costs of $10.0 million in the fourth quarter of 2000. In 2000, the Company recorded an impairment charge of $6.6 million to write down equipment which the Company disposed of in 2001 to its estimated realizable value, net of costs to sell. In the fourth quarter of 2000, the Company recorded an additional $3.3 million charge related to impairment of the goodwill associated with the acquisition of Laker Express, Inc. (“Laker”) in 1999. An additional $112,000 was recorded as restructuring costs incurred in connection with the closure of four terminal facilities and the termination of certain employees in 2000. Additionally, lower purchased transportation, depreciation and amortization, insurance and claims and other operating expenses all had a positive effect on the Company’s operating ratio in 2001 compared to 2000.

     Salaries, wages and employee benefits were 33.8% of operating revenue in 2001 compared to 32.4% in 2000. The increase in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to an increase in the ratio of Company-operated tractors to owner-operator tractors between periods. During 2001, Company-operated tractors in service represented approximately 73% of the total average tractors in service including owner-operators. In 2000, Company-operated tractors in service represented approximately 65% of the total average tractors in service.

     Purchased transportation was 23.9% of operating revenue in 2001 compared to 28.8% in 2000. The decrease in purchased transportation as a percentage of operating revenue was primarily attributable to a lower ratio of owner-operator to Company equipment during 2001 as compared to 2000. During 2001 and 2000, approximately 27% and 35%, respectively, of average tractors in service were contracted through owner-operators.

     Fuel and fuel taxes were 10.4% of operating revenue in 2001 compared to 9.8% in 2000. The increase in fuel and fuel taxes as a percentage of operating revenue during 2001 resulted from an increase in the ratio of Company drivers to owner-operators. The average percentage of owner-operators in the fleet averaged 27% in 2001 and 35% in 2000. Owner-operators are responsible for purchasing their own fuel.

     Depreciation and amortization expense as a percentage of operating revenue was 8.8% in 2001 compared to 11.5% in 2000. The decrease in depreciation and amortization as a percentage of operating revenue is attributable to a decrease in the average number of tractors and trailers in service in 2001 compared to 2000. The average number of Company tractors in service decreased to 543 in 2001 from 637 in 2000. The average number of trailers in service decreased to approximately 2,050 in 2001 from approximately 3,100 in 2000. Additionally, depreciation and amortization expense in 2000 included approximately $430,000 of goodwill amortization expense associated with the acquisition of Laker in 1999. In the fourth quarter of 2000, the Company determined that the goodwill associated with the acquisition of Laker was fully impaired. As a result, the Company recorded an impairment charge in the fourth quarter of 2000 for the unamortized portion of the goodwill. Accordingly, the operating results for the year ended December 31, 2001 do not include goodwill amortization expense associated with the purchase of Laker.

     Insurance and claims were 2.3% of operating revenue in 2001 compared to 4.2% in 2000. The decrease in insurance and claims expense during 2001 as compared to 2000 resulted from a decrease in the frequency and severity of accidents between years and by improvements in claims development trends.

     Operating leases were 1.9% of operating revenue in 2001 compared to 1.6% in 2000. The increase in operating leases as a percentage of operating revenue was attributable to a lower revenue base. Operating leases are generally a fixed cost and do not fluctuate with revenue.

     Other operating expenses, a large component of which relates to equipment maintenance, were 10.0% of operating revenue in 2001 compared to 10.7% in 2000. Lower administrative costs, agent costs and bad debt expense offset, somewhat, by higher maintenance costs as a percentage of operating revenue were responsible for the decrease in other expenses as a percentage of operating revenue. The Company focused efforts in reducing administrative and bad debt expenses in 2001 compared to 2000. During 2001, the Company recorded net bad debt recoveries equaling 0.2% of operating revenue. This contrasted with bad debt expense of 1.3% of operating revenue in 2000. The 2001 results are explained by better than anticipated collections of accounts that were specifically identified as potentially doubtful in 2000. In 2001, the Company adopted tighter credit policies which had a positive effect on bad debt expense. Administrative costs represented 0.8% of operating revenue in 2001 versus 1.2% of operating revenue in 2000. In 2001, the Company also terminated all agency agreements with the exception of one. Agent expense was 0.2% of operating revenue in 2001 and 0.5% in 2000. Higher maintenance costs associated with an older average fleet age in 2001 versus 2000 resulted in higher maintenance costs as a percentage of operating revenue in 2001 versus 2000. Maintenance costs were 4.0% of operating revenue in 2001 as compared to 3.1% of operating revenue in 2000.

     Interest expense was $1.2 million, or 1.1% of operating revenue, in 2001 compared to $2.7 million, or 2.1%, in 2000. The decrease was a result of lower average net borrowings during 2001 primarily resulting from the Company’s commitment to pay down long-term debt and a lower effective interest rate in 2001 as compared to 2000.

     The combined federal and state effective tax rate for 2001 was 41.0% compared to an effective tax benefit of 35.4% for 2000. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

     As a result of the foregoing factors, the Company reported net income of $5.4 million for 2001 compared to a net loss of $7.0 million in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Operating revenue decreased by $4.4 million, or 3.3%, to $127.5 million for 2000 from $131.9 million in 1999. The decrease in operating revenue resulted primarily from a 9.0% reduction in the average tractors in service in 2000 compared to 1999. Average tractors in service were 985 during 2000 and 1,082 in 1999.

     The operating ratio for 2000 was 106.9% compared to 100.2% for 1999. The increase in the operating ratio was primarily a result of the charges relating to impairment of long-lived assets and other restructuring costs of $10.0 million in the fourth quarter of 2000. The Company recorded an impairment charge of $6.6 million to write down equipment which the Company plans to dispose of in 2001 to its estimated realizable value, net of costs to sell. In the fourth quarter of 2000, the Company recorded an additional $3.3 million charge related to impairment of the goodwill associated with the acquisition of Laker in 1999. The impairment was based upon the determination that the core business from Laker no longer existed. An additional $112,000 was recorded as restructuring costs incurred in connection with the closure of four terminal facilities and the termination of certain employees.

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

     Fuel and fuel taxes were 9.8% of operating revenue in 2000 compared to 11.1% in 1999. The decrease in fuel and fuel taxes as a percentage of operating revenue during 2000 resulted from a decrease in the ratio of Company drivers to owner-operators. The average percentage of owner-operators in the fleet averaged 35.3% in 2000 and 30.9% in 1999.

     Depreciation and amortization expense as a percentage of operating revenue was 11.5% in 2000 compared to 11.6% in 1999.

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

     Other operating expenses, a large component of which relates to equipment maintenance, were 10.7% of operating revenue in 2000 compared to 10.3% in 1999.

     Interest expense was $2.7 million, or 2.1% of operating revenue, in 2000 compared to $2.9 million, or 2.2%, in 1999. The decrease was a result of lower average net borrowings during 2000 primarily resulting from the Company’s commitment to pay down long-term debt. The lower average net borrowings during the year were partially offset by higher interest rates.

     The combined federal and state effective tax benefit for 2000 was 35.4% compared to an effective tax benefit of 34.2% for 1999. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

     As a result of the foregoing factors, net loss increased by $5.2 million resulting in a net loss of $7.0 million for 2000 compared to a net loss of $1.8 million in 1999.

Critical Accounting Policies

   Allowance for Doubtful Accounts

     The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customers’ inability to meet its financial obligations to the Company (e.g., bankruptcy filings, accounts turned over for litigation), the Company records a specific reserve for bad debts against receivables to reduce the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due. Specifically, amounts that are ninety days or more past due are reserved at 100%. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), our estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

   Insurance Loss Reserves

     Given the nature of the Company’s operating environment, the Company has, and in the future may, become subject to vehicle, workers compensation and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and workers compensation claims exceeding $250,000 and health insurance claims exceeding $100,000. The amount of loss reserve and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company specific and industry data, as well as general economic information. The estimation process requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and management’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on the Company’s historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis.

   Long Lived Assets

     Property and equipment are stated at the lower of cost or fair value. Depreciation of property and equipment is calculated based upon the cots of the asset, reduced by its estimated salvage value using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30–40 years
Revenue equipment	3–7 years
Other equipment	3–10 years
Leasehold improvements	1–15 years

     Salvage values are determined based upon certain agreements with revenue equipment manufacturers and management’s estimates of salvage values based on current and historical values of revenue equipment and non-revenue equipment assets at the end of their estimated useful lives. The useful lives of assets are also determined based upon certain trade agreements with revenue equipment manufacturers and management’s estimates of the length of time assets will be placed in service before such assets require replacement.

     The Company reviews its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows from the use of the asset over the remaining depreciation or amortization period is less than the carrying value of the asset. For assets that will be disposed of, the measurement of possible impairment is based on estimates of sales proceeds less costs to sell.

     In the fourth quarter of 2000, as part of its periodic review of long-lived assets, the Company evaluated its fleet of tractors and trailers and determined that much of the equipment was underutilized. This determination resulted from the slowdown in the United States economy setting off an industry-wide decline in the demand for trucking services.

     Consequently, in the fourth quarter of 2000, the Company recorded an impairment charge of approximately $6.6 million associated with the planned disposal of these assets. The impairment charge included approximately $3.0 million for tractors and trailers held for sale, $2.0 for tractors and trailers held for use and expected to be sold within one year, $1.1 million for lost trailers and $480,000 for other operating assets.

     At December 31, 2000, the Company had approximately $1.7 million of net assets held for sale that were included in other current assets. Of this balance, approximately $600,000 related to a sales agreement with a trailer dealership to purchase specific trailers from the Company during the first and second quarters of 2001. These trailers were sold and the related proceeds were collected in 2001. The remaining $1.1 million related to tractors that the Company believed it would sell and collect the associated proceeds within one year at December 31, 2000. The Company did not dispose of these assets during 2001 because of worse than expected conditions in the used equipment market. The remaining assets were transferred to revenue equipment during the fourth quarter of 2001. Such assets are being held and used in operations at December 31, 2001 and are not expected to be sold. Impairment charges taken in the fourth quarter of 2000 related to the remaining assets were approximately $700,000.

     At December 31, 2000, the Company had approximately $3.5 million of trailers in net assets held for sale non-current. During 2001, these trailers were traded to a trailer manufacturer.

     The remaining tractors and trailers identified for disposal during the fourth quarter of 2000 included in revenue equipment at December 31, 2000 were used in operations until replacement assets could be obtained. Such assets were impaired and written down to fair value less costs to sell (inclusive of the intervening depreciation). Assets used in operations expected to be sold within one year continued to be depreciated until their disposal date. Assets with an impaired carrying value of approximately $1.5 million are classified as revenue equipment at December 31, 2001 and are not expected to be sold. The Company did not dispose of these assets during 2001 because market conditions for selling equipment were worse than anticipated. Impairment charges taken in the fourth quarter of 2000 related to these remaining assets were approximately $1.4 million.

Liquidity and Capital Resources

     The Company’s credit facilities include a working capital line of credit. Subject to maintenance of financial covenants and ratios, this credit facility permits the Company to borrow up to $15.0 million under the working capital line of credit. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 1.00% to 1.75% and is secured by accounts receivable and certain revenue equipment. The Company’s working capital line of credit expires in May 2003. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of December 31, 2001, the Company had $3.5 million of borrowings and approximately $3.2 million of letters of credit outstanding under the working capital line of credit facility and borrowings outstanding under the equipment financing facility. As of December 31, 2001, the Company had $5.7 million of additional borrowing capacity under the working capital line of credit.

     The Company also has a mortgage of $2.6 million outstanding on the Company’s Columbus, Ohio facility. The Columbus facility secures the debt attributable to the facility acquisition. Interest rates for the mortgage vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00%to 1.75%.

     With respect to its credit facilities, the Company is required to be in compliance with certain covenants on a quarterly and annual basis, which include debt to worth ratio, cash flow coverage ratio, net worth, and a limit on capital expenditures and acquisitions during the year. At December 31, 2001, the Company was in compliance with all covenants.

     The following table summarizes the Company’s contractual payments and obligations by period (amounts in thousands):

Contractual Obligations	Payment Due Period

			1-3		After
	Total	Less Than 1 Year	Years	4-5 Years	5 Years

Long-term debt (including lines of credit)	$6,127	$242	$5,885	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	1,718	1,051	648	19	—
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$7,845	$1,293	$6,533	$19	$—

     The following table summarizes the Company’s other commercial commitments and expiration by period (amounts in thousands):

Amount of Commitment Expiration Per Period

	Total Amounts		1-3		After
Other Commercial Commitments	Committed	Less Than 1 Year	Years	4-5 Years	5 Years

Standby letters of credit	$3,200	$2,800	$400	$—	$—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$3,200	$2,800	$400	$—	$—

     The Company has historically financed revenue equipment purchases with cash flows from operations, through borrowing under credit agreements with financial institutions and through manufacturer financing. During 2001, working capital needs were met with cash flows from operations. Net cash provided by operating activities of the Company totaled approximately $22.0 million, $17.4 million and $10.4 million in 2001, 2000 and 1999, respectively.

     Net cash provided by investing activities was approximately $791,000 in 2001 and $1.5 million in 2000. Cash provided by investing activities resulted from a significant decrease in new equipment purchases combined with the sale of old equipment, both of which occurred in an effort to reduce the size of the fleet and thereby improve utilization. Net cash used in investing activities was approximately $32.1 million in 1999. Investing expenditures consisted primarily of the acquisition of revenue equipment and enhanced management information systems during 2001, 2000 and 1999, the acquisition of assets from Laker and the purchase of a terminal facility during 1999.

     Net cash used in financing activities was $22.8 million in 2001. The 2001 financing activities included the repayment of approximately $22.6 million of the Company’s long-term debt and the repurchase of approximately $514,000 of the Company’s Common Stock. Net cash used in financing activities was $18.9 million in 2000. The 2000 financing included the repayment of approximately $17.9 million of the Company’s long-term debt, offset by borrowings of $3.9 million and the repurchase of $4.9 million of the Company’s Common Stock.

     Net cash provided by financing activities was $20.0 million in 1999. These financing activities included the financing of revenue equipment coupled with repayment of long-term debt and capital leases. In addition, 1999 included the financing related to the acquisition of assets from Laker, the $1.3 million repurchase of Common Stock of the Company and $64,000 in proceeds from the exercise of stock options and Common Stock issued under an employee stock purchase plan.

     The Company expects to make approximately $7.0 million in capital expenditures for equipment in 2002. The Company expects to finance its capital expenditures and normal operating requirements through available borrowing capacity under existing lines of credit and cash generated by operations. In the future, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or to access capital markets. The availability of debt financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions and other factors over which the Company has little or no control.

Transactions with Related Parties

     On July 9, 1998, the Board of Directors of Forward Air authorized the Spin-off to separate Forward Air into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations.

     The Spin-off was effected on September 23, 1998 through the distribution to shareholders of Forward Air of all the outstanding stock of a new truckload holding company, the Company. Pursuant to the Spin-off, the common stock of the Company was distributed on a pro rata basis of one share of Company common stock for every one share of Forward Air common stock held. Effective with the Spin-off, the Company is the legal entity that owns and operates the truckload operations through its operating subsidiaries, and Forward Air is the legal entity that continues to own and operate the deferred air freight operations through its operating subsidiaries.

     In connection with the Spin-off, the Company entered into a Transition Services Agreement (“TSA”) with Forward Air which was effective upon the actual separation of the two companies.

     In accordance with the terms included in the TSA, subsequent to the Spin-off in 1998, the Company provided safety, licensing, permitting and fuel tax, insurance and claims services, recruiting and retention services, and driver training center services to Forward Air. The Company charged Forward Air $104,000, $230,000 and $455,000, respectively, during the years ended December 31, 2001, 2000 and 1999 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying statements of operations. In addition, Forward Air provided accounts payable, payroll, human resources, employee benefit plan administration, owner-operator settlement, central purchasing, accounting and legal, general administrative, and information technology services to the Company. Forward Air charged the Company $662,000, $1.5 million and $2.4 million, respectively, during the years ended December 31, 2001, 2000 and 1999 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying statements of operations.

     Forward Air purchased $1.7 million, $2.2 million and $3.3 million of truckload transportation services from the Company in 2001, 2000 and 1999, respectively.

     The Company’s Chairman of the Board and Chief Executive Officer and its Senior Vice-President, General Counsel and Secretary also serve as executive officers and directors of Forward Air.

Impact of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Account (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, was required to be adopted by the Company in January 2001. The adoption of this Statement did not have a significant effect on the financial position or results of operations of the Company.

Forward-Looking Statements

     The Company, or its officers and directors on behalf of the Company, may from time to time make written or oral “forward-looking statements.” Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the “Commission”), in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company’s officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates, downturns in customer business cycles, competition, surplus inventories, loss of a major customer, fuel price increases, the ability of the Company’s information systems to handle increased volume of freight, and the availability and compensation of qualified drivers and independent owner-operators. The Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates and commodity prices. To reduce such risks, the Company selectively uses forward purchase contracts for fuel.

All such forward purchase transactions are authorized and executed pursuant to clearly defined procedures. There are no commitments to purchase fuel contracts.

Interest Rates

     At December 31, 2001 and 2000, the fair value of the Company’s total variable rate debt was estimated to be approximately $6.1 million and $17.2 million, respectively, which approximated carrying value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At this borrowing level, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $20,000 and $133,000 in 2001 and 2000, respectively. This amount was determined by considering the impact of the hypothetical interest rate increase on the Company’s borrowing cost at the December 31, 2001 and 2000 borrowing levels.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors of the Company is incorporated herein by reference to the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”). The 2002 Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)	List of Financial Statements and Financial Statement Schedules.

The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(3)	List of Exhibits.

The response to this portion of Item 14 is submitted as a separate section of this report.

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed during the fourth quarter of 2001.

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

LANDAIR CORPORATION

By: /s/ Scott M. Niswonger

Scott M. Niswonger, Chairman and Chief Executive Officer

Date: March 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Scott M. Niswonger	Chairman and Chief Executive Officer	March 14, 2002
(Principal Executive Officer)
Scott M. Niswonger

/s/ John A. Tweed	President, Chief Operating Officer and Director	March 14, 2002

John A. Tweed

/s/ Andrew J. Mantey	Chief Financial Officer,	March 14, 2002
Senior Vice President and Treasurer
Andrew J. Mantey	(Principal Financial and Accounting Officer)

/s/ Richard H. Roberts	Senior Vice President, General Counsel, Secretary and	March 14, 2002
Director
Richard H. Roberts

/s/ Jerry T. Armstrong	Director	March 14, 2002

Jerry T. Armstrong

/s/ C. John Langley, Jr.	Director	March 14, 2002

C. John Langley, Jr.

/s/ Courtney J. Munson	Director	March 14, 2002

Courtney J. Munson

Annual Report on Form 10-K

Item 8, Item 14(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2001

Landair Corporation

Greeneville, Tennessee

Landair Corporation

Form 10-K — Item 8 and Item 14(a)(1) and (2)

Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Landair Corporation are included as a separate section of this report:

The following financial statement schedule of Landair Corporation is included as a separate section of this report.

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Auditors

The Board of Directors and Shareholders

Landair Corporation

We have audited the accompanying consolidated balance sheets of Landair Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landair Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Nashville, Tennessee
February 1, 2002

Landair Corporation

Consolidated Balance Sheets

	December 31

	2001	2000

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6	$9
Accounts receivable, less allowances of $317 in 2001 and $1,267 in 2000	7,554	12,923
Inventories	399	817
Prepaid expenses	1,231	1,368
Income taxes receivable	—	442
Deferred income taxes	1,469	1,942
Net assets held for sale	—	1,733

Total current assets	10,659	19,234
Property and equipment:
Land	1,094	1,094
Buildings	4,745	4,693
Revenue equipment	69,597	73,425
Other equipment	4,125	7,494
Leasehold improvements	1,089	1,234

	80,650	87,940
Accumulated depreciation and amortization	26,578	29,783

	54,072	58,157
Net assets held for sale	—	3,535
Other assets	34	401

Total assets	$64,765	$81,327

	December 31

	2001	2000

	(In thousands)
Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable	$1,835	$3,072
Accrued payroll and related items	1,288	1,319
Insurance and claims accruals	3,387	4,297
Other accrued expenses	2,830	3,341
Income taxes payable	168	—
Current portion of long-term debt	242	8,495

Total current liabilities	9,750	20,524
Long-term debt, less current portion	5,885	20,223
Deferred income taxes	13,565	10,254
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000
No shares issued	—	—
Common stock, $.01 par value:
Authorized shares - 45,000,000
Issued and outstanding shares - 4,861,643 in 2001 and 4,886,136 in 2000	49	49
Additional paid-in capital	37,880	38,078
Accumulated deficit	(2,364)	(7,801)

Total shareholders’ equity	35,565	30,326

Total liabilities and shareholders’ equity	$64,765	$81,327

See accompanying notes.

Landair Corporation

Consolidated Statements of Operations

	Year ended December 31

	2001	2000	1999

	(In thousands, except per share data)
Operating revenue:
Trade	$105,164	$125,313	$128,579
Forward Air	1,742	2,174	3,276

	106,906	127,487	131,855
Operating expenses:
Salaries, wages and employee benefits	36,147	41,311	45,353
Purchased transportation	25,516	36,778	35,354
Fuel and fuel taxes	11,161	12,501	14,587
Depreciation and amortization	9,411	14,639	15,257
Insurance and claims	2,482	5,412	6,145
Operating leases	1,994	2,056	1,774
Impairment of long-lived assets	—	9,906	—
Restructuring costs	—	112	—
Other operating expenses	10,641	13,618	13,621

	97,352	136,333	132,091

Income (loss) from operations	9,554	(8,846)	(236)
Other income (expense):
Interest expense	(1,152)	(2,720)	(2,918)
Other, net	819	780	373

	(333)	(1,940)	(2,545)

Income (loss) before income taxes	9,221	(10,786)	(2,781)
Income tax (expense) benefit	(3,784)	3,816	951

Net income (loss)	$5,437	$(6,970)	$(1,830)

Income (loss) per share:
Basic	$1.12	$(1.29)	$(0.30)
Diluted	$1.10	$(1.29)	$(0.30)

See accompanying notes.

Landair Corporation

Consolidated Statements of Shareholders’ Equity

				Retained
	Common Stock		Additional	Earnings	Total
			Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit)	Equity

	(In thousands)
Balance at December 31, 1998	6,293	$63	$44,191	$999	$45,253
Net loss for 1999	—	—	—	(1,830)	(1,830)
Exercise of stock options	3	—	12	—	12
Common stock issued under employee stock purchase plan	15	—	52	—	52
Common stock repurchased	(269)	(3)	(1,316)	—	(1,319)

Balance at December 31, 1999	6,042	60	42,939	(831)	42,168
Net loss for 2000	—	—	—	(6,970)	(6,970)
Common stock issued under employee stock purchase plan	18	—	57	—	57
Common stock repurchased	(1,174)	(11)	(4,918)	—	(4,929)

Balance at December 31, 2000	4,886	49	38,078	(7,801)	30,326
Net income for 2001	—	—	—	5,437	5,437
Exercise of stock options	56	1	244	—	245
Common stock issued under employee stock purchase plan	18	—	71	—	71
Common stock repurchased	(98)	(1)	(513)	—	(514)

Balance at December 31, 2001	4,862	$49	$37,880	$(2,364)	$35,565

See accompanying notes.

Landair Corporation

Consolidated Statements of Cash Flows

	Year ended December 31

	2001	2000	1999

	(In thousands)
Operating activities
Net income (loss)	$5,437	$(6,970)	$(1,830)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,411	14,209	14,862
Amortization	—	430	395
Impairment of long-lived assets	—	9,906	—
Gain on sale of property and equipment	(522)	(530)	(172)
Provision for losses on receivables	(182)	1,128	233
Provision for revenue adjustments	116	600	1,066
Deferred income taxes	3,784	(3,073)	(459)
Changes in operating assets and liabilities:
Accounts receivable	5,435	1,678	(1,823)
Inventories	418	(163)	350
Other assets	40	150	—
Prepaid expenses	137	1,189	(2,832)
Accounts payable and accrued expenses	(2,689)	(1,212)	677
Income taxes	610	24	(116)

Net cash provided by operating activities	21,995	17,366	10,351
Investing activities
Purchases of property and equipment	(1,238)	(2,901)	(27,467)
Proceeds from disposal of property and equipment	2,029	4,391	10,332
Acquisition of Laker Express, Inc.	—	—	(14,754)
Other	—	—	(216)

Net cash provided by (used in) investing activities	791	1,490	(32,105)
Financing activities
Proceeds from long-term debt	—	3,921	35,151
Payments of long-term debt	(22,591)	(17,905)	(13,916)
Repurchase of common stock	(514)	(4,929)	(1,319)
Common stock issued under employee stock purchase plan	71	57	52
Proceeds from exercise of stock options	245	—	12

Net cash provided by (used in) financing activities	(22,789)	(18,856)	19,980

Net decrease in cash and cash equivalents	(3)	—	(1,774)
Cash and cash equivalents at beginning of year	9	9	1,783

Cash and cash equivalents at end of year	$6	$9	$9

Non-cash transaction — Issuance of note payable to Laker Express, Inc. for asset acquisition	$—	$—	$400

See accompanying notes.

Landair Corporation

Notes to Consolidated Financial Statements

December 31, 2001

1. Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company include Landair Corporation and its subsidiaries. Significant intercompany accounts have been eliminated in consolidation.

The Company is an irregular route, high-service truckload carrier that transports a wide range of commodities in both intrastate and interstate commerce. The Company provides dry van common carrier and dedicated contract carriage for shippers of a variety of products in the medium- and short-haul markets. These activities constitute a single business segment as defined by the Financial Accounting Standards Board Statement of Financial Account Standards (“SFAS”) No. 131, Disclosure About Segments of an Enterprise and Related Information.

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

Inventories

Inventories include tires and replacement parts that are expensed when taken out of inventory and placed into service. The cost of tires and replacement parts are reflected in other operating expenses in the Company’s statement of operations. The Company accounts for inventories using FIFO.

Landair Corporation

Notes to Consolidated Financial Statements (continued)

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

Risk Management

The Company is self-insured for certain of its workers’ compensation, property damage, auto liability and medical benefit claims. The Company has entered into agreements with independent insurance companies to limit its losses with respect to these claims. The amount of loss reserve and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company specific and industry data, as well as general economic information. The estimation process requires management to continuously monitor and evaluate the life cycle of claims.

Income Per Share

The Company calculates income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted income per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution.

Comprehensive Income

The Company had no items of other comprehensive income in 2001, 2000 or 1999 and, accordingly, comprehensive income is equivalent to net income (loss).

Landair Corporation

Notes to Consolidated Financial Statements (continued)

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

Major Customers

Federal Express Corporation accounted for 19%, 18% and 21% of consolidated operating revenue for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001 and 2000, the Company had two other customers who accounted for 10% or more of revenue. Sonoco Products Company accounted for 20% and 16% of consolidated operating revenue for the year ended December 31, 2001 and 2000, respectively. DuPont accounted for 12% and 10% of consolidated operating revenue for the year ended December 31, 2001 and 2000, respectively. Airborne Express accounted for 15% of consolidated operating revenue for the year ended December 31, 2001.

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

Changes in fair value of derivatives not meeting the Statement’s hedge criteria would be included in income. The Company adopted the new Statement as of January 1, 2001. This Statement did not have a significant effect on its results of operations or financial position.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the 2001 presentation. These reclassifications had no effect on net loss as previously reported.

Landair Corporation

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

Spin-Off of the Company by Forward Air Corporation

On July 9, 1998, the Board of Directors of Forward Air Corporation (“Forward Air”) authorized the separation of Forward Air into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the “Spin-off”).

The Spin-off was effected on September 23, 1998 through the distribution to shareholders of Forward Air of all of the outstanding shares of common stock of the Company, a new truckload holding company (formerly “the Truckload Business”). Pursuant to the Spin-off, the common stock of the Company was distributed on a pro rata basis of one share of the Company common stock for every one share of Forward Air common stock held as of the record date. Subsequent to the Spin-off, Forward Air has continued as the legal entity that owns and operates the deferred air freight operations through its operating subsidiaries and the Company is the legal entity that owns and operates the truckload operations.

As used in the accompanying consolidated financial statements, the term “Forward Air Business” refers to the deferred air freight operations; Landair Corporation, or the term “Truckload Business,” refers to the truckload operations; and Forward Air refers to the entity which, prior to the Spin-off, through its subsidiaries operated both the Forward Air Business and the Truckload Business and which, after the Spin-off, continues to operate the Forward Air Business.

2. Agreements Related to Spin-Off

The Company and Forward Air routinely engage in transactions where the Company hauls deferred air freight shipments for Forward Air which are in excess of Forward Air’s scheduled capacity. Forward Air regularly purchases truckload transportation from various trucking companies. The pricing of truckload services purchased by Forward Air from the Company is determined based on similar rates for shipments made by unrelated parties. The Company’s operating revenue from these shipments is shown separately in the accompanying statements of operations.

As discussed in Note 8, the Company subleases a portion of certain facilities from Forward Air.

Transition Services Agreement

The Company and Forward Air are parties to a Transition Services Agreement, as amended (the “TSA”). The TSA describes the services which the Company and Forward Air provide to each

Landair Corporation

Notes to Consolidated Financial Statements (continued)

2. Agreements Related to Spin-Off (continued)

other. Services performed under the TSA are negotiated and paid for on an arm’s-length basis. The Company or Forward Air, as recipients of the services, may terminate any or all such services at any time on thirty days’ irrevocable written notice, and the Company or Forward Air, as providers of the services, may terminate any or all of the services.

The charges for services pursuant to the TSA are based on the actual cost of such services and are apportioned based on management’s estimate of the approximate amount of time and resources that are expended by any employees that provide services under the TSA. The Company also allocates a portion of the other expenses incurred by departments providing shared services. The amounts billed to Forward Air and the amounts billed to the Company by Forward Air are determined based on an allocation of actual costs incurred in the respective departments of the shared services. The actual costs are allocated based on management’s estimate of time spent on certain administrative functions, or where determinable, by number of items processed, number of employees, and/or independent contractors for which the services are provided. Management considers the allocations to be reasonable.

Prior to December 31, 2001, the Company provided safety, licensing, permitting and fuel tax, insurance and claims services, recruiting and retention services, and driver training center services to Forward Air. The Company charged Forward Air $104,000, $230,000 and $455,000, respectively, during the years ended December 31, 2001, 2000 and 1999 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying statements of operations. In addition, Forward Air provided accounts payable, payroll, human resources, employee benefit plan administration, owner-operator settlement, central purchasing, accounting and legal, general administrative, and information technology services to the Company. Forward Air charged the Company $662,000, $1.5 million and $2.4 million, respectively, during the years ended December 31, 2001, 2000 and 1999 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying statements of operations.

At December 31, 2001 and 2000, accounts payable included $93,000 and $315,000, respectively, due to Forward Air related to services covered under the TSA and various other transactions between both entities.

The Company’s Chairman of the Board and Chief Executive Officer and its Senior Vice-President, General Counsel and Secretary serve as executive officers and directors of Forward Air.

Tax Sharing Agreement

The Tax Sharing Agreement describes the responsibilities of the Company and Forward Air with respect to all tax matters occurring prior to and after the Spin-off. The Tax Sharing Agreement

Landair Corporation

Notes to Consolidated Financial Statements (continued)

2. Agreements Related to Spin-Off (continued)

provides for the allocation of tax expense, assessments, refunds and other tax benefits. The Agreement also sets forth the responsibility for filing tax returns and provides for reasonable cooperation in the event of any audit, litigation or other proceeding with respect to any federal, state or local tax.

3. Acquisition of Business

The Company acquired substantially all of the assets of Laker Express, Inc. (“Laker”) for $15.2 million in January of 1999. The purchase price for Laker consisted of approximately $14.8 million in cash and the issuance of a note payable for $400,000. The acquisition was accounted for using the purchase method of accounting, which requires the allocation of the purchase price to net assets acquired on the basis of estimated fair values. Goodwill and other intangible assets resulting from the acquisition totaled approximately $4.1 million. Goodwill was being amortized over a 20 year life, and identified intangible assets were being amortized over a five year life.

As a result of the Laker acquisition, the Company recognized identified intangibles of $1.5 million, that principally consisted of customer lists and drivers. A five-year amortization period was deemed appropriate as this was the period the Company expected to retain these customers and drivers of Laker.

As a result of the deterioration of the Laker business, the slowdown of the U.S. economy and the decline in the demand for trucking services, the Company closely examined the underlying value of the unamortized goodwill associated with the 1999 purchase of Laker during the fourth quarter of 2000. As a result of the evaluation, the Company determined the goodwill was impaired (see Note 4).

4. Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company performs a periodic review of its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the fourth quarter of 2000, as part of its periodic review of long-lived assets, the Company evaluated its fleet of tractors and trailers and determined that much of the equipment was underutilized. This determination resulted from the slowdown in the United States economy setting off an industry-wide decline in the demand for trucking services.

The Company performed an impairment analysis that identified certain tractors and trailers whose carrying value exceeded fair value, less estimated cost to dispose. As a result, the Company committed to a plan during December 2000 to dispose of the impaired equipment. The fair value

Landair Corporation

Notes to Consolidated Financial Statements (continued)

4. Impairment of Long-Lived Assets (continued)

of assets to be disposed of was determined by a sales agreement with a willing buyer and management’s recent experience with disposals of revenue equipment.

In the fourth quarter of 2000, the Company recorded an impairment charge of approximately $6.6 million associated with the planned disposal of these assets. This charge is included in impairment of long-lived assets in the Company’s statement of operations. The impairment charge included approximately $3.0 million for tractors and trailers held for sale, $2.0 million for tractors and trailers held for use and expected to be sold within one year, $1.1 million for lost trailers and $480,000 for other operating assets.

This impairment analysis resulted in an impairment charge that was recognized in the fourth quarter of 2000. The Company believes that the assets impaired and held for disposal qualified for impairment accounting under the provisions of SFAS No. 121. The assets identified for impairment and disposal were for immediate sale on normal delivery terms. An estimate had been made of the sale proceeds expected to result from the sale of the assets that was reasonable in relation to its current fair value. Additionally, an estimate had been made of the probable timing of the sale of the asset, a buyer had been identified, the sale of the assets was to occur within one year and the plan developed to dispose of the trailers and an agreement with a buyer indicated that it was unlikely that significant changes to the plan or the withdrawal of the plan would occur.

At December 31, 2000, the Company had approximately $1.7 million of net assets held for sale that were included in other current assets. Of this balance, approximately $600,000 related to a sales agreement with a trailer dealership to purchase specific trailers from the Company during the first and second quarters of 2001. These trailers were sold and the related proceeds were collected in 2001. The remaining $1.1 million related to tractors that the Company believed it would sell and collect the associated proceeds within one year at December 31, 2000. The Company did not dispose of these assets in 2001 because of worse than expected conditions in the used equipment market. The remaining assets were transferred to revenue equipment during the fourth quarter of 2001. Such assets are being held and used in operations at December 31, 2001. Impairment charges taken in the fourth quarter of 2001 related to the remaining assets were approximately $700,000.

At December 31, 2000, the Company had approximately $3.5 million of trailers in net assets held for sale non-current. During 2001, these trailers were traded to a trailer manufacturer. Under the provisions of SFAS No. 121, depreciation was not recorded during the period in which assets were held for sale.

The remaining tractors and trailers identified for disposal during the fourth quarter of 2000 included in revenue equipment at December 31, 2000 were used in operations until replacement assets could be obtained. Such assets were impaired and written down to fair value less costs to

Landair Corporation

Notes to Consolidated Financial Statements (continued)

4. Impairment of Long-Lived Assets (continued)

sell (inclusive of the intervening depreciation). Assets used in operations expected to be sold within one year continued to be depreciated until their disposal date. Assets with impaired carrying values totaling approximately $1.5 million are classified as revenue equipment at December 31, 2001 and are not expected to be sold. The Company did not dispose of these assets during fiscal 2001 because market conditions for selling equipment were worse than anticipated. Impairment charges taken in the fourth quarter of 2000 related to these remaining assets were approximately $1.4 million.

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

5. Long-Term Debt

Long-term debt consists of the following:

	December 31

	2001	2000

	(In thousands)
Line of credit	$3,477	$4,333
Equipment loan agreements	—	12,876
Installment notes payable	—	8,690
Other notes payable	2,650	2,819

	6,127	28,718
Less current portion	242	8,495

	$5,885	$20,223

Landair Corporation

Notes to Consolidated Financial Statements (continued)

5. Long-Term Debt (continued)

The Company has a $15.0 million line of credit with a Tennessee bank which expires in May 2003. Interest rates for advances under the facility vary from LIBOR plus 1.00% to 1.75% based on covenants related to total indebtedness, cash flows, results of operations and other ratios. Advances are collateralized primarily by accounts receivable. The agreement contains, among other things, restrictions that do not allow the payment of dividends, and requires the maintenance of certain levels of net worth and other financial ratios. At December 31, 2001, the Company had $3.5 million outstanding on this facility and had utilized $3.2 million of availability for outstanding letters of credit. At December 31, 2001, the interest rate for the line of credit was 3.29%.

With respect to its credit facilities, the Company is required to be in compliance with certain covenants on a quarterly and annual basis, which include debt to worth ratio, cash flow coverage ratio, net worth, and a limit on capital expenditures and acquisitions during the year. At December 31, 2001, the Company was in compliance with all covenants.

The Company also has a note payable to a Tennessee bank secured by real property which bears interest at a variable rate from LIBOR plus 1.00% to 1.75%. The interest rate was 3.29% at December 31, 2001. The Company is required to make monthly payments on this note through March 2004, at which time a balloon payment will be due.

Revenue equipment collateralizing all of the credit facilities agreements had a carrying value of approximately $3.3 million at December 31, 2001.

The Company also had an equipment loan facility with another Tennessee bank which permitted the Company to borrow up to $15.0 million for the purchase of revenue equipment. The equipment loan expired in December 2001. Interest rates for advances under the facility varied from LIBOR plus 0.75% to 2.00% based upon covenants related to total indebtedness, cash flows, results of operations and other ratios. The advances were collateralized by revenue equipment purchased with the proceeds from the equipment loan agreement, which contains restrictions and covenants similar to the line of credit agreement described above. The Company had no amounts outstanding under this facility at December 31, 2001. At December 31, 2000, the Company had $10.9 million outstanding and additional borrowing capacity of $4.1 million under this loan agreement.

At December 31, 2000, the Company also had installment notes payable with a finance company. The notes bore interest at fixed rates ranging from 6.4% to 7.7%. The notes were collateralized by the related revenue equipment purchased with the proceeds of the notes. At December 31, 2001, no amounts were outstanding on these installment notes.

Landair Corporation

Notes to Consolidated Financial Statements (continued)

5. Long-Term Debt (continued)

Maturities of long-term debt are as follows (in thousands):

2002	$242
2003	3,727
2004	2,158
Thereafter	—

$6,127

Interest payments during 2001, 2000 and 1999 were $1.3 million, $2.8 million and $2.8 million, respectively. The Company did not capitalize any interest costs during 2001, 2000 or 1999.

6. Shareholders’ Equity and Stock Options

Preferred Stock — The Board of Directors is authorized to issue, at its discretion, up to 5.0 million shares of preferred stock, par value $.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

Repurchase of Common Stock — In February 1999, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock in open market purchases. Additionally, during the year ended December 31, 2000, the Board of Directors approved the repurchase of two blocks of the Company’s common stock totaling 1,130,281 shares for a total consideration of approximately $4.7 million. The amount and timing of any repurchases are to be at such prices as management of the Company from time to time approves. During the year ended December 31, 2001, 2000 and 1999, the Company repurchased 98,000, 43,700 and 269,000 shares, respectively, under this plan.

Employee Stock Option and Incentive Plan — The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options. Under Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company reserved 1.0 million shares of common stock under a Stock Option and Incentive Plan. Options issued under the Plan have a ten year term and vest over a four year period.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of that Statement. The fair value for these options was estimated at the date of grant in 2001, 2000 and 1999, respectively, using a Black-Scholes option pricing model with the

Landair Corporation

Notes to Consolidated Financial Statements (continued)

6. Shareholders’ Equity and Stock Options (continued)

following weighted-average assumptions: risk-free interest rates of 5.3%, 6.5% and 5.8%; dividend ratio of zero; volatility factors of the expected market price of the common stock of 0.7, 0.7 and 0.6; and a weighted-average expected life of the option of seven years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	2001	2000	1999

Pro forma net income (loss)	$4,994	$(7,715)	$(2,028)
Pro forma net income (loss) per share:
Basic	$1.03	$(1.43)	$(0.33)
Diluted (1)	$1.01	$(1.43)	$(0.33)

(1)	Diluted loss per share amounts for 2000 and 1999 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

Landair Corporation

Notes to Consolidated Financial Statements (continued)

6. Shareholders’ Equity and Stock Options (continued)

A summary of the Company’s employee stock option activity and related information for the years ended December 31 follows:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding — beginning of year	481	$5	404	$4	321	$4
Granted/Converted	—	—	146	5	208	5
Exercised	(56)	4	(1)	4	(3)	4
Forfeited	(208)	5	(68)	5	(122)	4

Outstanding — end of year	217	5	481	5	404	5

Exercisable at end of year	129	$4	173	$4	83	$4

Options available for grant	723		515		593

Weighted-average fair value of options granted during the year	$3.80		$3.54		$3.26

Exercise prices for options outstanding as of December 31, 2001 ranged from $3.01 to $6.75.

Non-Employee Director Options — In May 2001, 2000 and 1999, options to purchase 22,500 shares of common stock were granted each year to the non-employee directors of the Company at an option price of $5.94, $4.47 and $4.88, respectively. The options have terms of ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 2001, 82,500 options are outstanding and will expire in October 2008 through May 2011, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director. In 2001, 30,000 shares issued to a non-employee director were cancelled following a director’s resignation.

Employee Stock Purchase Plan — The Company implemented an employee stock purchase plan effective January 1, 1999 at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10% of the employee’s annual compensation. The issue price of the common stock is equal to the lesser of (1) 85% of market price on the first trading day of the semi-annual option period or (2) 85% of market price on the last trading day of the semi-annual option period. The Company has reserved 300,000 shares of common stock for issuance pursuant to the plan. At December 31, 2001, approximately 51,000 shares had been issued under the plan.

Landair Corporation

Notes to Consolidated Financial Statements (continued)

6. Shareholders’ Equity and Stock Options (continued)

Earnings (Loss) Per Share — The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	2001	2000	1999

Numerator:
Numerator for basic and diluted earnings per share — net income (loss)	$5,437	$(6,970)	$(1,830)

Denominator:
Denominator for basic earnings per share — weighted-average shares	4,840	5,400	6,146
Effect of dilutive stock options	113	40	79

Denominator for diluted earnings per share — adjusted weighted-average shares	4,953	5,440	6,225

Basic net income (loss) per share	$1.12	$(1.29)	$(0.30)

Diluted net income (loss) per share (1)	$1.10	$(1.29)	$(0.30)

(1)	Diluted loss per share amounts for 2000 and 1999 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect. At December 31, 2001, 2000 and 1999, there were 38,000, 233,243 and 75,412 antidilutive effect options outstanding, respectively.

Landair Corporation

Notes to Consolidated Financial Statements (continued)

7. Income Taxes

The provision (benefit) for income taxes consists of the following:

	2001	2000	1999

	(In thousands)
Current:
Federal	$—	$(743)	$(471)
State	—	—	(21)

	—	(743)	(492)
Deferred:
Federal	3,222	(2,642)	(376)
State	562	(431)	(83)

	3,784	(3,073)	(459)

	$3,784	$(3,816)	$(951)

The historical income tax expense (benefit) differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as follows:

	2001	2000	1999

	(In thousands)
Tax expense (benefit) at the statutory rate	$3,135	$(3,667)	$(946)
State income taxes (benefit), net of federal benefit	371	(282)	(68)
Meals and entertainment	17	34	63
Other	261	99	—

	$3,784	$(3,816)	$(951)

The Company received income tax refunds, net of payments, of $246,000 and $893,000 in 2001 and 1999, respectively. In 2000, the Company paid income taxes of $162,000.

Landair Corporation

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31

	2001	2000

	(In thousands)
Deferred tax liabilities:
Tax over book depreciation	$13,708	$11,389
Prepaid expenses deductible when paid	353	254
Other	239	392

Total deferred tax liabilities	14,300	12,035
Deferred tax assets:
Accrued expenses	1,658	1,747
Allowance for doubtful accounts	145	465
Net operating loss carryforward	401	296
Goodwill amortization	—	1,197
Other	—	18

Total deferred tax assets	2,204	3,723

Net deferred tax liabilities	$12,096	$8,312

The balance sheet classification of deferred income taxes is as follows:

	December 31

	2001	2000

	(In thousands)
Current assets	$(1,469)	$(1,942)
Noncurrent liabilities	13,565	10,254

	$12,096	$8,312

At December 31, 2001, the Company had net operating loss carryforwards of approximately $1.1 million for income tax purposes that will begin to expire in 2020.

Landair Corporation

Notes to Consolidated Financial Statements (continued)

8. Leases

The Company leases certain facilities and revenue equipment under noncancelable operating leases that expire in various years through 2005. Certain of these leases may be renewed for a one year term. The Company also shares certain facilities leased by Forward Air and has been allocated a portion of the rent expense related thereto. As discussed below, the Company has entered into lease or sublease agreements with Forward Air related to certain facilities.

Included in operating leases is a motorcoach leased from a limited liability corporation owned by the Company’s Chairman and Chief Executive Officer. The total amount of rent expense for this lease was $—, $— and $36,000 in 2001, 2000 and 1999, respectively.

The Company paid Forward Air $25,000 in 2001, 2000 and 1999 to sublease a portion of its headquarters in Greeneville, Tennessee. The Company paid Forward Air $12,000 in 2001, 2000 and 1999 to sublease a portion of the Company’s terminal facility in Detroit, Michigan. Additionally, in 2001, the Company paid Forward Air $32,000 to sublease a portion of its facility in Indianapolis, Indiana to the Company from the period April 1, 2001 to December 31, 2001. Forward Air subleases the terminal facilities for consideration based upon the cost of such facilities to Forward Air and an agreed-upon percentage of usage. All rental payments paid to Forward Air are included in operating leases in the Consolidated Statement of Operations.

Future minimum rental payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2001 (in thousands):

2002	$1,051
2003	623
2004	25
2005	19

Total	$1,718

9. Restructuring Costs

In December 2000, the Company committed to various exit and restructuring activities. These activities included plans to exit operations at four leased terminals (Dallas, Memphis, Camden and Chicago). In accordance with Emerging Issues Task Force Consensus No. 94-3, the Company accrued $56,000 for future rent payments and termination penalties under non-cancelable leases at the facilities in December 2000. The Company exited the leases and paid the remaining lease payments and termination penalties in January 2001.

Certain employees were terminated related to the restructuring activities. The Company accrued termination benefits of $56,000 as of December 31, 2000 related to severance benefits that had

Landair Corporation

Notes to Consolidated Financial Statements (continued)

9. Restructuring Costs (continued)

been communicated to the respective employees as of December 31, 2000. The Company incurred approximately an additional $225,000 of restructuring costs related to termination benefits in the first quarter of 2001. As part of the closure of the terminals, the Company recorded impairment write-downs totaling approximately $480,000 (see Note 4). Such impaired assets primarily included leasehold improvements and other equipment abandoned at the terminals that the Company does not expect to sell.

10. Commitments and Contingencies

The primary claims in the Company’s business are workers’ compensation, property damage, auto liability and medical benefits. Most of the Company’s insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits and retrospective premiums, including provision for estimated claims incurred but not reported.

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

11. Employee Benefit Plan

Effective January 1, 1999, the Company adopted a retirement savings plan (the “401(k) Plan”) with terms similar to the existing retirement savings plan of Forward Air. Employees of the Company who participated in Forward Air’s 401(k) Plan were entitled to transfer their participation into the Company’s 401(k) Plan. The 401(k) Plan is a defined contribution plan whereby employees who have completed ninety days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2% to 15% of their annual compensation. Employer contributions will be made at 25% of the employee’s contribution up to a maximum of 4% of total annual compensation. Employer contributions vest 20% after two years of service and continue vesting 20% per year until fully vested. The matching contribution by the Company to the 401(k) Plan for 2001, 2000 and 1999 was approximately $83,000, $107,000 and $113,000, respectively.

Landair Corporation

Notes to Consolidated Financial Statements (continued)

12. Financial Instruments

Off Balance Sheet Risk

At December 31, 2001, the Company had letters of credit outstanding totaling $3.2 million, all of which relate to obligations carried on the balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company does not generally require collateral from its customers. Two customers accounted for 26% and 12%, respectively, of total trade accounts receivable at December 31, 2001. Concentrations of credit risk with respect to trade accounts receivable are otherwise limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.

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

Long-term debt: The fair value of the Company’s long-term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet for long-term debt approximate their fair value.

Landair Corporation

Notes to Consolidated Financial Statements (continued)

13. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

	2001

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Operating revenue	$28,956	$27,102	$25,825	$25,023
Income from operations	2,118	2,395	2,863	2,178
Net income	1,039	1,289	1,638	1,471
Net income per common share:
Basic	$0.21	$0.27	$0.34	$0.30
Diluted	$0.21	$0.26	$0.33	$0.29

	2000

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Operating revenue	$33,130	$32,974	$31,960	$29,423
Income (loss) from operations	329	1,594	983	(11,752)
Net income (loss)	(139)	635	259	(7,725)
Net income (loss) per common share:
Basic	$(0.02)	$0.11	$0.05	$(1.58)
Diluted	$(0.02)	$0.11	$0.05	$(1.58)

In the fourth quarter of 2000, the Company recorded a $6.6 million impairment charge associated with planned disposal of certain assets. Additionally, in the fourth quarter of 2000, the Company recorded an impairment charge of $3.3 million associated with the goodwill acquired with the purchase of Laker. See Notes 3 and 4.

Landair Corporation

Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		Charged	Charged
	Balance at	to Costs	to Other			Balance at
	Beginning	and	Accounts—	Deductions—		End of
Description	of Period	Expenses	Describe	Describe		Period

	(In thousands)
Year ended December 31, 2001:
Allowance for doubtful accounts	$992	$(182)	$—	$576	(2)	$234
Allowance for revenue adjustments (1)	275	116	—	308	(3)	83

	1,267	(66)	—	884		317
Year ended December 31, 2000:
Allowance for doubtful accounts	$423	$1,128	$—	$559	(2)	$992
Allowance for revenue adjustments (1)	192	600	—	517	(3)	275

	615	1,728	—	1,076		1,267
Year ended December 31, 1999:
Allowance for doubtful accounts	$287	$233	$—	$97	(2)	$423
Allowance for revenue adjustments (1)	83	1,066	—	957	(3)	192

	370	1,299	—	1,054		615

(1)	Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustments to billed accounts receivable.

S-1

EXHIBIT INDEX

			Exhibit No. in
Exhibit No. Under			Document Where
Item 601 of			Incorporated by
Regulation S-K			Reference

2.1(c)	-	Distribution Agreement between the registrant and Forward Air Corporation	2.1
2.2(d)	-	Asset Purchase Agreement between Landair Transport, Inc., Laker Express, Inc. and Dennis Pressler (Schedules and other exhibits to this document are omitted from this filing but the registrant will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission (the “Commission”) upon request.)	2.1
3.1(b)	-	Charter of the registrant	3.1
3.2(c)	-	Bylaws of the registrant	3.1
4.1(b)	-	Form of Common Stock Certificate	4.1
10.1(c)	-	Transition Services Agreement between the registrant and Forward Air Corporation	10.1
10.2(c)	-	Tax Sharing Agreement between the registrant and Forward Air Corporation	10.3
10.3(e)	-	Amended and Restated Stock Option and Incentive Plan	10.1
10.4(e)	-	Amended and Restated Non-Employee Director Stock Option Plan	10.2
10.5(b)	-	Employee Stock Purchase Plan	10.6
10.6(b)	-	Cash Incentive Plan	10.7
10.7(c)	-	$15.0 million Master Secured Promissory Note (Line of Credit), dated as of September 10, 1998, to First Tennessee Bank National Association	10.6

			Exhibit No. in
Exhibit No. Under			Document Where
Item 601 of			Incorporated by
Regulation S-K			Reference

10.8(e)	-	$3.0 Million Note Secured by Real Estate, dated March 25, 1999, to First Tennessee Bank National Association	10.5
10.9(e)	-	Guaranty Agreement, dated as of March 25, 1999, by the registrant to First Tennessee Bank National Association	10.6
10.10(g)	-	First Amendment to the Transition Services Agreement, dated as of February 4, 2000 between Forward Air Corporation and the registrant	10.1
10.11(h)	-	First Amendment to the Amended and Restated Non-Employee Director Stock Option Plan	10.1
10.12(h)	-	Stock Purchase Agreement between the registrant and East Tennessee Foundation, dated as of June 2, 2000	10.2
10.13(a)	-	Landair Corporation Section 125 Plan	—
10.14(a)	-	Dedicated Transportation Agreement between Sonoco Products Company and its subsidiaries and affiliates and Landair Transport, Inc., dated as of August 1, 1999 (Schedules and other exhibits to this document are omitted from this filing but the registrant will furnish supplemental copies of the omitted materials to the Commission upon request.)	—
10.15(a)	-	Addendum to Dedicated Transportation Agreement between Sonoco Products Company and its subsidiaries and affiliates and Landair Transport, Inc., dated as of August 1, 2001 (The exhibit to this document is omitted from this filing but the registrant will furnish supplemental copies of the omitted material to the Commission upon request.)	—
10.16(a)	-	Second Amendment to the Transition Services Agreement, dated as of December 31, 2001 between Forward Air Corporation and the registrant	—

Exhibit No. in
Exhibit No. Under			Document Where
Item 601 of			Incorporated by
Regulation S-K			Reference

21.1(b)	-	Subsidiaries of the registrant	21.1
23.1(a)	-	Consent of Ernst & Young LLP	—

     (a)  Filed herewith.

     (b)  Filed as an exhibit to the registrant’s Registration Statement on Form 10, filed with the Commission on July 13, 1998, as amended.

     (c)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 16, 1998.

     (d)  Filed as an exhibit to the registrant’s Form 8-K, filed with the Commission on December 22, 1998.

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

     (i)  Filed as an Exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed with the Commission on May 14, 2001.