Form 10-Q
period 2002-03-31
LANDAIR CORP
filed 2002-05-14
CIK 1065932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002
Commission File No. 000-24615

LANDAIR CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1743549 (I.R.S. Employer Identification No.)
430 Airport Road Greeneville, Tennessee (Address of principal executive offices)	37745 (Zip Code)

Registrant’s telephone number, including area code: (423) 783-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒   NO  ☐

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of April 26, 2002 was 4,956,398.

Landair Corporation

     Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Landair Corporation
Condensed Consolidated Balance Sheets

	March 31, 2002	December 31, 2001

	(Unaudited)	(Note 1)

	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$6	$6
Accounts receivable, less allowance of $300 in 2002 and $317 in 2001	9,484	7,554
Other current assets	2,527	3,099

Total current assets	12,017	10,659
Property and equipment	81,350	80,650
Less accumulated depreciation and amortization	28,755	26,578

	52,595	54,072
Other assets	3	34

Total assets	64,615	64,765

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	3,012	1,835
Accrued expenses	7,241	7,673
Current portion of long-term debt	253	242

Total current liabilities	10,506	9,750
Long-term debt, less current portion	2,335	5,885
Deferred income taxes	14,644	13,565
Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value:
Authorized shares - 45,000,000
Issued and outstanding shares - 4,955,440 in 2002 and 4,861,643 in 2001	50	49
Additional paid-in capital	38,300	37,880
Retained deficit	(1,220)	(2,364)

Total shareholders’ equity	37,130	35,565

Total liabilities and shareholders’ equity	$64,615	$64,765

See notes to condensed consolidated financial statements.

Landair Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended

	March 31, 2002	March 31, 2001

	(In thousands, except per share data)
Operating revenue	$25,623	$28,956
Operating expenses:
Salaries, wages and employee benefits	8,367	9,818
Purchased transportation	5,958	7,678
Fuel and fuel taxes	2,743	2,981
Depreciation and amortization	2,363	2,424
Insurance and claims	1,236	860
Operating leases	480	408
Other operating expenses	2,693	2,669

	23,840	26,838

Income from operations	1,783	2,118
Other income (expense):
Interest expense	(36)	(460)
Other, net	98	71

	62	(389)

Income before income taxes	1,845	1,729
Income taxes	701	690

Net income	1,144	1,039

Income per share:
Basic	$0.23	$0.21

Diluted	$0.23	$0.21

See notes to condensed consolidated financial statements.

Landair Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended

	March 31, 2002	March 31, 2001

	(In thousands)
Cash provided by operations:
Net income	$1,144	$1,039
Gain on disposal	(3)	—
Depreciation and amortization	2,363	2,424
Other, net	497	2,015

Net cash provided by operations	4,001	5,478
Investing activities:
Proceeds from disposal of property and equipment	153	517
Purchases of property and equipment	(1,036)	(53)
Other, net	—	(31)
Net cash (used in) provided by investing activities	(883)	433

Financing activities:
Payments of long-term debt	(3,539)	(5,581)
Repurchase of common stock	—	(331)
Proceeds from exercise of stock options	421	—

Cash used in financing activities	(3,118)	(5,912)

Decrease in cash and cash equivalents	—	(1)

Cash and cash equivalents at beginning of period	6	9

Cash and cash equivalents at end of period	$6	$8

See notes to condensed consolidated financial statements.

Landair Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2002

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.     Comprehensive Income

The Company had no items of other comprehensive income in 2002 or 2001 and, accordingly, comprehensive income is equivalent to net income.

3.     Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended

	March 31, 2002	March 31, 2001

Numerator:
Numerator for basic and diluted earnings per share — net income	$1,144	$1,039
Denominator:
Denominator for basic earnings per share — weighted- average shares	4,937	4,853
Effect of dilutive stock options	121	31

Denominator for diluted earnings per share — adjusted weighted-average shares	5,058	4,884

Basic earnings per share	$0.23	$0.21

Diluted earnings per share	$0.23	$0.21

Landair Corporation

Notes to Condensed Consolidated Financial Statements (continued)

4.     Income Taxes

For the three months ended March 31, 2002 and 2001, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

5.     Commitments and Contingencies

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

6.     Impact of Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The effect of the adoption of SFAS No. 133 was not material to the Company’s earnings, financial position or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

Landair Corporation

Notes to Condensed Consolidated Financial Statements (continued)

6.     Impact of Recently Issued Accounting Standards (continued)

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement had no effect on net income upon adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

	Three months ended

	March 31, 2002	March 31, 2001

Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	32.7	33.9
Purchased transportation	23.2	26.5
Fuel and fuel taxes	10.7	10.3
Depreciation and amortization	9.2	8.4
Insurance and claims	4.8	3.0
Operating leases	1.9	1.4
Other operating expenses	10.5	9.2

	93.0	92.7

Income from operations	7.0	7.3
Other income (expense):
Interest expense	(0.1)	(1.6)

Other, net	0.3	0.3

	0.2	(1.3)

Income before income taxes	7.2	6.0
Income taxes	2.7	2.4

Net income	4.5%	3.6%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Operating revenue decreased by $3.4 million, or 11.7%, to $25.6 million in the first quarter of 2002 from $29.0 million in 2001. This decrease was the result of a 15.1% decrease in the average tractors in service, including owner-operators, during the first quarter of 2002 compared to the same period in 2001, partially offset by higher equipment utilization. During the first quarters of 2002 and 2001, the average tractors in service were 723 and 852, respectively. The average revenue per tractor per week increased from $2,435 per tractor per week in the first quarter of 2001 to $2,563 per tractor per week in the first quarter of 2002.

The operating ratio (operating expenses as a percentage of operating revenue) was 93.0% for the first quarter of 2002 compared to 92.7% for 2001. The increase in the operating ratio in 2002 was due primarily to higher insurance and claims, other operating expenses and other factors as discussed below.

Salaries, wages and employee benefits were 32.7% of operating revenue in the first quarter of 2002 compared to 33.9% in 2001. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due to a decrease in the number of non-driver employees the Company employed in the first quarter of 2002 compared to the first quarter of 2001 and lower group health costs during the first quarter of 2002 versus the first quarter of 2001. The Company increased its tractor to non-driver employee ratio from approximately 3.8 to one in the first quarter of 2001 to approximately 4.6 to one in the first quarter of 2002. Group health insurance costs as a percentage of revenue decreased from 3.2% of revenue in the first quarter of 2001 to 1.3% of revenue in the first quarter of 2002. These reductions were partially offset by an increase in the percentage of Company-operated tractors as a percentage of the fleet as a whole including owner-operated tractors. Company operated tractors represented 74.1% of the fleet in the first quarter of 2002 compared to 66.2% in the first quarter of 2001.

Purchased transportation was 23.2% of operating revenue in the first quarter of 2002 compared to 26.5% in 2001. The decrease in purchased transportation as a percentage of operating revenue in the first quarter of 2002 was primarily attributable to a decrease in the percentage of owner-operated tractors as a percentage of the Company’s overall fleet. In the first quarter of 2002, owner-operated tractors averaged approximately 25.9% of the Company’s fleet. In the first quarter of 2001, owner-operated tractors averaged approximately 33.8% of the Company’s fleet.

Fuel and fuel taxes were 10.7% of operating revenue in the first quarter of 2002 compared to 10.3% in 2001. The increase in fuel and fuel taxes as a percentage of operating revenue during the first quarter of 2002 is primarily attributable to the increase in the percentage of Company-operated tractors compared to owner-operated tractors during the period as previously discussed. Owner-operators are responsible for purchasing their own fuel.

Depreciation and amortization expense as a percentage of operating revenue was 9.2% in the first quarter of 2002 compared to 8.4% in 2001. The increase in depreciation and amortization as a percentage of operating revenue is attributable to the increase in the percent of Company-operated tractors as a percentage of the Company’s overall fleet as previously discussed.

Insurance and claims were 4.8% of operating revenue in the first quarter of 2002 compared to 3.0% in 2001. The increase in insurance and claims expense is primarily a result of an increase in vehicle liability claims as well as higher insurance premium costs during the first quarter of 2002 compared with 2001.

Operating leases were 1.9% of operating revenue in the first quarter of 2002 compared to 1.4% in 2001. The Company leased additional revenue equipment on a short-term basis in the first quarter of 2002 to supplement customer shipping demands in certain markets.

Other operating expenses, a large component of which relates to equipment maintenance, were 10.5% of operating revenue in the first quarter of 2002 compared to 9.2% in 2001. Equipment maintenance costs increased to 4.6% of operating costs in the first quarter of 2002 from 3.1% of operating costs in the first quarter of 2001.

Interest expense was $36,000, or 0.1% of operating revenue, in the first quarter of 2002 compared with $460,000 or 1.6% in 2001. The decrease was a result of lower average net borrowings during 2002 resulting from the Company’s strategy to repay long-term debt coupled with lower effective interest rates in the first quarter of 2002 compared to the first quarter of 2001.

The combined federal and state effective tax rate for the first quarter of 2002 was 38% compared to 40% for 2001.

As a result of the foregoing factors, net income increased by $100,000 from $1.0 million in the first quarter of 2001 to $1.1 million in the first quarter of 2002.

Liquidity and Sources of Capital

Working capital needs have generally been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $4.0 million for the first three months of 2002 compared with $5.5 million in the same period of 2001.

Net cash used in investing activities was approximately $900,000 in the first three months of 2002 compared with net cash provided by investing activities of approximately $400,000 in the same period of 2001. Investing activities consisted primarily of the purchase of revenue equipment during the first three months of 2002. Investing activities consisted primarily of the proceeds from the disposal of revenue equipment during the first quarter of 2001.

Net cash used in financing activities was $3.1 million in the first three months of 2002 compared with net cash used in financing activities of $5.9 million in the same period of 2001. Financing activities consisted primarily of the repayment of long-term debt during the first three months of 2002 and 2001.

The Company’s credit facilities include a working capital line of credit. Subject to maintenance of financial covenants and ratios, this credit facility permits the Company to borrow up to $15.0 million under the working capital line of credit. Interest rates for advances under the facility vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 0.75% to 1.75% and is secured by accounts receivable and certain revenue equipment. The Company’s working capital line of credit expires in May 2003. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of March 31, 2002, the Company had no outstanding borrowings and $4.1 million of letters of credit outstanding under the working capital line of credit facility. As of March 31, 2002, the Company had $8.6 million of available additional borrowing capacity under the working capital line of credit.

The Company expects to finance its normal operating requirements and planned revenue equipment purchases through available borrowing capacity under its existing line of credit and cash generated by operations. The availability of debt financing or equity capital will depend upon the Company’s financial condition and results of operations as well as prevailing market conditions and other factors over which the Company has little or no control.

Forward-Looking Statements

The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral “forward-looking statements.” Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company’s executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates, downturns in customer business cycles, competition, surplus inventories, loss of a major customer, fuel price increases, the Company’s lack of prior operating history as an independent entity, the inability of the Company’s information systems to handle increased volume of freight, and the lack of availability of qualified drivers and independent owner-operators needed to serve the Company’s transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The Company is exposed to market risk from changes in interest rates and commodity prices. To reduce such risks, the Company from time to time uses forward purchase contracts for fuel. All such forward purchase transactions are authorized by management.

Interest Rates

At March 31, 2002 and 2001, the fair value of the Company’s total variable rate debt was estimated to be approximately $2.6 million and $12.1 million, respectively, which approximated carrying value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At these borrowing levels, a hypothetical 10.0% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $2,000 and $21,000 in the first three months of 2002 and 2001, respectively. These amounts were determined by considering the impact of the hypothetical interest rate increase on the Company’s borrowing cost at the March 31, 2002 and 2001 borrowing levels.

Commodities

The availability and price of fuel are subject to fluctuations due to factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time will enter into forward purchase contracts. At March 31, 2002 and 2001, the Company had no outstanding commitments to purchase fuel.

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

Not Applicable

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(a)	Exhibits — Not applicable

(b)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Landair Corporation

Date: May 3, 2002	By:	/s/ Andrew J. Mantey Andrew J. Mantey Chief Financial Officer and Senior Vice President