Form 10-Q
period 2002-06-30
LANDAIR CORP
filed 2002-08-14
CIK 1065932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002
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

YES          NO

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of July 31, 2002 was 4,935,468.

Landair Corporation

Page
Number

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Landair Corporation

Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001

	(Unaudited)	(Note 1)

	(In thousands, except share data)
Assets

Current assets:

Cash and cash equivalents	$6	$6

Trade accounts receivable, less allowance of $279 in 2002 and $317 in 2001	7,919	6,713

Other current assets	5,257	3,940

Total current assets	13,182	10,659

Property and equipment	81,609	80,650

Less accumulated depreciation and amortization	29,608	26,578

	52,001	54,072

Other assets	3	34

Total assets	$65,186	$64,765

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$2,552	$1,835

Accrued expenses	7,000	7,673

Current portion of long-term debt	256	242

Total current liabilities	9,808	9,750

Long-term debt, less current portion	2,269	5,885

Deferred income taxes	14,781	13,565

Shareholders’ equity:

Preferred stock	—	—

Common stock, $0.01 par value:

Authorized shares - 45,000,000

Issued and outstanding shares - 4,934,776 in 2002 and 4,861,643 in 2001	49	49

Additional paid-in capital	37,946	37,880

Retained earnings (deficit)	333	(2,364)

Total shareholders’ equity	38,328	35,565

Total liabilities and shareholders’ equity	$65,186	$64,765

The accompanying notes are an integral part of the financial statements.

Landair Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(In thousands, except per share data)
Operating revenue	$26,405	$27,102	$52,028	$56,058

Operating expenses:

Salaries, wages and employee benefits	8,385	8,993	16,752	18,811

Purchased transportation	6,604	6,710	12,562	14,388

Fuel and fuel taxes	2,646	2,919	5,389	5,900

Depreciation and amortization	2,404	2,362	4,767	4,786

Insurance and claims	773	681	2,009	1,541

Operating leases	398	444	878	852

Other operating expenses	2,894	2,598	5,587	5,267

	24,104	24,707	47,944	51,545

Income from operations	2,301	2,395	4,084	4,513

Other income (expense):

Interest expense	(25)	(342)	(61)	(802)

Other, net	229	89	327	160

	204	(253)	266	(642)

Income before income taxes	2,505	2,142	4,350	3,871

Income taxes	952	853	1,653	1,543

Net income	$1,553	$1,289	$2,697	$2,328

Income per share:

Basic	$.31	$.27	$.55	$.48

Diluted	$.31	$.26	$.53	$.47

The accompanying notes are an integral part of the financial statements.

Landair Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended

	June 30, 2002	June 30, 2001

	(In thousands)
Cash provided by operations:

Net income	$2,697	$2,328

(Gain) loss on disposal	(70)	17

Depreciation and amortization	4,767	4,786

Changes in operating assets and liabilities:

Accounts receivable	(1,206)	3,119

Other receivables	138	277

Inventories	209	283

Other assets	31	240

Prepaid expenses	(20)	60

Accounts payable and accrued expenses	205	(1,978)

Income taxes	1,056	1,728

Net cash provided by operations	7,807	10,860

Investing activities:

Proceeds from disposal of property and equipment	1,313	1,937

Purchases of property and equipment	(5,584)	(53)

Net cash (used in) provided by investing activities	(4,271)	1,884

Financing activities:

Payments of long-term debt	(3,602)	(12,422)

Repurchase of common stock	(422)	(494)

Common stock issued under employee stock purchase plan	54	28

Proceeds from exercise of stock options	434	142

Cash used in financing activities	(3,536)	(12,746)

Decrease in cash and cash equivalents	$—	$(2)

Cash and cash equivalents at beginning of period	6	9

Cash and cash equivalents at end of period	$6	$7

The accompanying notes are an integral part of the financial statements.

Landair Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2002

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

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

3.     Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the 2002 presentation. These reclassifications had no effect on net income as previously reported.

Landair Corporation

Notes to Condensed Consolidated Financial Statements (continued)

4.     Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Numerator:

Numerator for basic and diluted earnings per share — net income	$1,553	$1,289	$2,697	$2,328

Denominator:

Denominator for basic earnings per share — weighted-average shares	4,943	4,832	4,940	4,843

Effect of dilutive stock options	138	86	123	61

Denominator for diluted earnings per

share — adjusted weighted-average shares	5,081	4,918	5,063	4,904

Basic earnings per share	$0.31	$0.27	$0.55	$0.48

Diluted earnings per share	$0.31	$0.26	$0.53	$0.47

5.     Income Taxes

For the six months ended June 30, 2002 and 2001, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

Landair Corporation

Notes to Condensed Consolidated Financial Statements (continued)

6.     Commitments and Contingencies (continued)

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

7.     Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, effective for business combinations occurring on or after July 1, 2001, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules in SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement had no effect on net income upon adoption.

SFAS No. 143, Accounting for Asset Retirement Obligations, issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of tangible long-lived assets, is effective for fiscal years beginning after June 15, 2001. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial condition or results of operations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:

Salaries, wages and employee benefits	31.8	33.2	32.2	33.6

Purchased transportation	25.0	24.8	24.1	25.7

Fuel and fuel taxes	10.0	10.8	10.4	10.5

Depreciation and amortization	9.1	8.7	9.2	8.5

Insurance and claims	2.9	2.5	3.9	2.7

Operating leases	1.5	1.6	1.7	1.5

Other operating expenses	11.0	9.6	10.7	9.4

	91.3	91.2	92.2	91.9

Income from operations	8.7	8.8	7.8	8.1

Other income (expense):

Interest expense	(0.1)	(1.2)	(0.1)	(1.4)

Other, net	0.9	0.3	0.7	0.3

	0.8	(0.9)	0.6	(1.1)

Income before income taxes	9.5	7.9	8.4	7.0

Income taxes	3.6	3.1	3.2	2.8

Net income	5.9%	4.8%	5.2%	4.2%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Operating revenue decreased by $697,000, or 2.6%, to $26.4 million in the second quarter of 2002 from $27.1 million in 2001. This decrease was the result of a 5.1% decrease in the average tractors in service, including owner-operators, during the second quarter of 2002 compared to the same period in 2001, partially offset by higher equipment utilization. During the second quarters of 2002 and 2001, the average tractors in service were 728 and 767, respectively. The average revenue per tractor per week increased from $2,531 per tractor per week in the second quarter of 2001 to $2,575 per tractor per week in the second quarter of 2002.

The operating ratio (operating expenses as a percentage of operating revenue) was 91.3% for the second quarter of 2002 compared to 91.2% for 2001. The increase in the operating ratio in 2002 was primarily a result of higher insurance and claims and other operating expenses offset partially by lower salaries, wages and benefits, and other factors as discussed below.

Salaries, wages and employee benefits were 31.8% of operating revenue in the second quarter of 2002 compared with 33.2% in 2001. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a decrease in the number of non-driver employees the Company employed in the second quarter of 2002 compared with the second quarter of 2001 and lower group health costs during the second quarter of 2002 versus the second quarter of 2001. The Company increased its tractor to non-driver employee ratio from approximately 3.9 to one in the second quarter of 2001 to approximately 4.7 to one in the second quarter of 2002. Group health insurance costs as a percentage of revenue decreased from 2.4% of revenue in the second quarter of 2001 to 1.5% of revenue in the second quarter of 2002. These reductions were partially offset by an increase in the percentage of Company-operated tractors as a percentage of the fleet as a whole including owner-operated tractors. Company- operated tractors represented 72.5% of the fleet in the second quarter of 2002 compared to 71.6% in the second quarter of 2001.

Purchased transportation was 25.0% of operating revenue in the second quarter of 2002 compared to 24.8% in 2001. In the second quarter of 2002, owner-operated tractors averaged approximately 27.5% of the Company’s fleet. In the second quarter of 2001, owner-operated tractors averaged approximately 28.4% of the Company’s fleet.

Fuel and fuel taxes were 10.0% of operating revenue in the second quarter of 2002 compared to 10.8% in 2001. The decrease in fuel and fuel taxes as a percentage of operating revenue during the second quarter of 2002 is primarily attributable to a decrease in the average price of fuel, net of fuel surcharge, in the second quarter of 2002 compared to the second quarter of 2001.

Depreciation and amortization expense as a percentage of operating revenue was 9.1% in the second quarter of 2002 compared to 8.7% in 2001. Depreciation and amortization expense is relatively a fixed cost and did not fluctuate significantly from the second quarter of 2001 compared to the second quarter of 2002. A lower revenue base in the second quarter of 2002 compared to the second quarter of 2001 increased depreciation and amortization expense upward in the second quarter of 2002 compared to the same quarter in 2001.

Insurance and claims were 2.9% of operating revenue in the second quarter of 2002 compared to 2.5% in 2001. The increase in insurance and claims expense is primarily a result of an unfavorable loss experience during the second quarter of 2002 compared with 2001.

Operating leases were 1.5% of operating revenue in the second quarter of 2002 compared to 1.6% in 2001.

Other operating expenses, a large component of which relates to equipment maintenance, were 11.0% of operating revenue in the second quarter of 2002 compared with 9.6% in 2001.

Equipment maintenance costs increased to 5.3% of operating costs in the second quarter of 2002 from 4.1% of operating costs in the second quarter of 2001.

Interest expense was $25,000, or 0.1% of operating revenue, in the second quarter of 2002 compared with $342,000 or 1.2% in 2001. The decrease was a result of lower average net borrowings during 2002 resulting from the Company’s repayment of a substantial portion of its long-term debt coupled with lower effective interest rates in the second quarter of 2002 compared to the second quarter of 2001.

The combined federal and state effective tax rate for the second quarter of 2002 was 38.0% compared to 39.8% for 2001.

As a result of the foregoing factors, net income increased by $264,000 from $1.3 million in the second quarter of 2001 to $1.6 million in the second quarter of 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Operating revenue decreased by $4.1 million, or 7.2%, to $52.0 million in the first six months of 2002 from $56.1 million in 2001. This decrease was the result of a 10.8% decrease in the average tractors in service, including owner-operators, during the first six months of 2002 compared with the same period in 2001, partially offset by higher equipment utilization. During the first six months of 2002 and 2001, the average tractors in service were 728 and 816, respectively. The average revenue per tractor per week increased from $2,480 per tractor per week in the first six months of 2001 to $2,568 per tractor per week in the first six months of 2002.

The operating ratio (operating expenses as a percentage of operating revenue) was 92.2% for the first six months of 2002 compared to 91.9% for 2001. The increase in the operating ratio in 2002 was primarily a result of the factors discussed below.

Salaries, wages and employee benefits were 32.2% of operating revenue in the first six months of 2002 compared to 33.6% in 2001. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due to a decrease in the number of non-driver employees the Company employed in the first six months of 2002 compared to the first six months of 2001 and lower group health costs during the first six months of 2002 versus the first six months of 2001. The Company increased its tractor to non-driver employee ratio from approximately 4.1 to one in the first six months of 2001 to approximately 4.6 to one in the first six months of 2002. Group health insurance costs as a percentage of revenue decreased from 2.8% of revenue in the first six months of 2001 to 1.4% of revenue in the first six months of 2002. These reductions were partially offset by an increase in the percentage of Company-operated tractors as a percentage of the fleet as a whole including owner-operated tractors. Company-operated tractors represented 72.5% of the fleet in the first six months of 2002 compared to 68.4% in the first six months of 2001.

Purchased transportation was 24.2% of operating revenue in the first six months of 2002 compared to 25.7% in 2001. The decrease in purchased transportation as a percentage of operating revenue in the first six months of 2002 was primarily attributable to a decrease in the percentage of owner-operated tractors as a percentage of the Company’s overall fleet. In the first six months of 2002, owner-operated tractors averaged approximately 27.5% of the Company’s fleet. In the first six months of 2001, owner-operated tractors averaged approximately 31.6% of the Company’s fleet.

Fuel and fuel taxes were 10.4% of operating revenue in the first six months of 2002 compared to 10.5% in 2001. The decrease in fuel and fuel taxes as a percentage of operating revenue during the first six months of 2002 was primarily attributable to a decrease in the average price of fuel, net of fuel surcharge, during the first six months of 2002 compared to the same period in 2001 and was offset by an increase in the percentage of Company owned tractors compared to owner-operator tractors as previously discussed. Owner-operators are responsible for purchasing their own fuel.

Depreciation and amortization expense as a percentage of operating revenue was 9.2% in the first six months of 2002 compared to 8.5% in 2001. The increase in depreciation and amortization as a percentage of operating revenue is attributable to the increase in the percent of Company-operated tractors as a percentage of the Company’s overall fleet as previously discussed.

Insurance and claims were 3.9% of operating revenue in the first six months of 2002 compared with 2.7% in 2001. The increase in insurance and claims expense was primarily a result of an increase in vehicle liability claims during the first six months of 2002 compared with 2001.

Operating leases were 1.7% of operating revenue in the first six months of 2002 compared to 1.5% in 2001. The Company leased additional revenue equipment on a short-term basis in the first six months of 2002 to supplement customer shipping demands in certain markets.

Other operating expenses, a large component of which relates to equipment maintenance, were 10.7% of operating revenue in the first six months of 2002 compared with 9.4% in 2001. Equipment maintenance costs increased to 5.0% of operating costs in the first six months of 2002 from 3.9% of operating costs in the first six months of 2001.

Interest expense was $61,000, or 0.1% of operating revenue, in the first six months of 2002 compared with $802,000 or 1.4% in 2001. The decrease was a result of lower average net borrowings during 2002 resulting from the Company’s strategy to repay long-term debt coupled with lower effective interest rates in the first six months of 2002 compared to the first six months of 2001.

The combined federal and state effective tax rate for the first six months of 2002 was 38.0% compared to 39.9% for 2001.

As a result of the foregoing factors, net income increased by $431,000 from $2.3 million in the first six months of 2001 to $2.7 million in the first six months of 2002.

Liquidity and Sources of Capital

Working capital needs generally have been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $7.8 million for the first six months of 2002 compared with $10.9 million in the same period of 2001.

Net cash used in investing activities was approximately $4.3 million in the first six months of 2002 compared with net cash provided by investing activities of approximately $1.9 million in the same period of 2001. Investing activities consisted primarily of the purchase of revenue equipment during the first six months of 2002. Investing activities consisted primarily of the proceeds from the disposal of revenue equipment during the second quarter of 2001.

Net cash used in financing activities was $3.5 million in the first six months of 2002 compared with net cash used in financing activities of $12.7 million in the same period of 2001. Financing activities consisted primarily of the repayment of long-term debt during the first six months of 2002 and 2001.

The Company has a working capital line of credit facility. Subject to maintenance of financial covenants and ratios, this credit facility permits the Company to borrow up to $15.0 million under the working capital line of credit. Interest rates for advances under the facility vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 0.75% to 1.75% and is secured by accounts receivable and certain revenue equipment. The Company’s working capital line of credit expires on April 30, 2004. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of June 30, 2002, the Company had no outstanding borrowings and $3.1 million of letters of credit outstanding under the working capital line of credit facility. As of June 30, 2002, the Company had $11.9 million of available additional borrowing capacity under the working capital line of credit.

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

In February 2002, the Company’s Board of Directors created a Special Committee of the Board for the purpose of evaluating and advising the Board with respect to a proposed transaction with Warehouse Logistics, L.L.C. (“Warehouse”), a company owned by Scott M. Niswonger and John A. Tweed, both of whom are officers, directors and shareholders of the Company. The Special Committee consists of the Company’s independent directors. Subsequent thereto, the Company entered into a non-binding letter of intent with Warehouse to acquire certain assets of Warehouse consisting primarily of service contracts and leasehold interests for $8 million payable in cash plus assumption of certain liabilities. The transaction is subject to negotiation and execution of definitive agreements, approval of the transaction by the Special Committee and other conditions, including obtaining financing on acceptable terms, receipt by the Company of a fairness opinion and completion of due diligence. Accordingly, there can be no assurance that the transaction will be consummated.

Forward-Looking Statements

This report contains statements with respect to the Company’s beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company’s executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company in this report. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates, downturns in customer business cycles, competition, surplus inventories, loss of a major customer, fuel price increases, the Company’s lack of prior operating history as an independent entity, the inability of the Company’s information systems to handle increased volume of freight, and the lack of availability of qualified drivers and independent owner-operators needed to serve the Company’s transportation needs. Forward-looking statements can be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” and similar expressions. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The Company is exposed to market risk from changes in interest rates and commodity prices. To reduce such risks, the Company from time to time uses forward purchase contracts for fuel. All such forward purchase transactions are authorized by management.

Interest Rates

At June 30, 2002 and 2001, the fair value of the Company’s total variable rate debt was estimated to be approximately $2.5 million and $8.5 million, respectively, which approximated carrying value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At these borrowing levels, a hypothetical 10.0% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $4,000 and $45,000 in the first six months of 2002 and 2001, respectively. These amounts were determined by considering the impact of the hypothetical interest rate increase on the Company’s borrowing cost at the June 30, 2002 and 2001 borrowing levels.

Commodities

The availability and price of fuel are subject to fluctuations from factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time enters into forward purchase contracts. At June 30, 2002 and 2001, the Company had no outstanding commitments to purchase fuel.

The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk based on the assumed occurrence of certain adverse market conditions.

Actual results in the future may differ materially from those projected as a result of actual developments in the market.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 21, 2002, for the purpose of (a) electing seven directors and (b) approving the appointment of independent auditors for 2002.

(a)	Shareholders elected each director nominee for a one-year term expiring at the 2003 annual meeting. The vote for each director was as follows:

	For	Withheld

Jerry T. Armstrong	4,209,030	657

C. John Langley, Jr.	4,209,086	601

Andrew J. Mantey	4,209,086	601

Courtney J. Munson	4,209,086	601

Scott M. Niswonger	4,198,286	11,401

Richard H. Roberts	4,208,902	785

John A. Tweed	4,206,530	3,157

(b)	The appointment of Ernst & Young LLP as independent auditors for 2002 was ratified and approved as follows:

For	Against	Abstain

4,208,253	1,234	200

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(c)	Exhibits — Not applicable

(d)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Landair Corporation

Date: August 14, 2002	By:	/s/ Andrew J. Mantey

Andrew J. Mantey Chief Financial Officer and Senior Vice President