Form 10-Q
period 2002-09-30
LANDAIR CORP
filed 2002-11-01
CIK 1065932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002
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

    YES   ☒    NO   ☐

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of October 25, 2002 was 7,313,193.

Landair Corporation

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Landair Corporation

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)

	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$6	$6
Trade accounts receivable, less allowance of $267 in 2002 and $317 in 2001	7,082	6,713
Other current assets	6,421	3,940

Total current assets	13,509	10,659
Property and equipment	82,221	80,650
Less accumulated depreciation and amortization	29,842	26,578

	52,379	54,072
Other assets	3	34
Total assets	$65,891	$64,765

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,020	$1,835
Accrued expenses	6,967	7,673
Current portion of long-term debt	262	242

Total current liabilities	9,249	9,750
Long-term debt, less current portion	2,984	5,885
Deferred income taxes	14,862	13,565
Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value:
Authorized shares - 45,000,000 Issued and outstanding shares - 7,316,159 in 2002 and 7,292,465 in 2001	73	73
Additional paid-in capital	37,042	37,856
Retained earnings (deficit)	1,681	(2,364)

Total shareholders’ equity	38,796	35,565
Total liabilities and shareholders’ equity	$65,891	$64,765

The accompanying notes are an integral part of the financial statements.

Landair Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

		(In thousands, except per share data)
Operating revenue	$25,494	$25,825	$77,522	$81,883
Operating expenses:
Salaries, wages and employee benefits	8,391	8,718	25,143	27,529
Purchased transportation	6,054	5,883	18,616	20,271
Fuel and fuel taxes	2,723	2,761	8,112	8,661
Depreciation and amortization	2,334	2,286	7,101	7,072
Insurance and claims	645	487	2,654	2,028
Operating leases	345	501	1,223	1,353
Other operating expenses	2,922	2,326	8,509	7,593

	23,414	22,962	71,358	74,507

Income from operations	2,080	2,863	6,164	7,376
Other income (expense):
Interest expense	(27)	(244)	(88)	(1,046)
Other, net	121	110	448	270

	94	(134)	360	(776)

Income before income taxes	2,174	2,729	6,524	6,600
Income taxes	826	1,091	2,479	2,634

Net income	$1,348	$1,638	$4,045	$3,966

Income per share:
Basic	$0.18	$0.23	$0.55	$0.55

Diluted	$0.18	$0.22	$0.53	$0.54

The accompanying notes are an integral part of the financial statements.

Landair Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended

	September 30, 2002	September 30, 2001

	(In thousands)
Cash provided by operations:
Net income	$4,045	$3,966
Loss on disposal	7	22
Depreciation and amortization	7,101	7,072
Changes in operating assets and liabilities:
Accounts receivable	(369)	2,150
Other receivables	(1,917)	264
Inventories	185	345
Other assets	31	—
Prepaid expenses	(749)	(630)
Accounts payable and accrued expenses	(353)	(1,863)
Income taxes	1,129	3,242

Net cash provided by operations	9,110	14,568
Investing activities:
Proceeds from disposal of property and equipment	4,944	2,302
Purchases of property and equipment	(10,359)	(86)

Net cash (used in) provided by investing activities	(5,415)	2,216
Financing activities:
Payments of long-term debt	(2,881)	(16,459)
Repurchase of common stock	(1,308)	(514)
Common stock issued under employee stock purchase plan	54	28
Proceeds from exercise of stock options	440	159

Cash used in financing activities	(3,695)	(16,786)

Decrease in cash and cash equivalents	$—	$(2)

Cash and cash equivalents at beginning of period	$6	$9

Cash and cash equivalents at end of period	$6	$7

The accompanying notes are an integral part of the financial statements.

Landair Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2002

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

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

4. Income Per Share

On August 15, 2002, the Company announced that its Board of Directors approved a three-for-two split of the common shares which was distributed on September 9, 2002 to shareholders of record as of August 30, 2002. Common stock issued and additional paid-in capital have been restated to reflect this split for all years presented. All common share and per share data included in the condensed consolidated financial statements and notes thereto have been restated to give effect to the stock split.

Landair Corporation

Notes to Condensed Consolidated Financial Statements (continued)

4. Income Per Share (continued)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended		Nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Numerator:
Numerator for basic and diluted earnings per share — net income	$1,348	$1,638	$4,045	$3,966
Denominator:
Denominator for basic earnings per share — weighted-average shares	7,386	7,248	7,408	7,259
Effect of dilutive stock options	198	164	188	136

Denominator for diluted earnings per share — adjusted weighted-average shares	7,584	7,412	7,596	7,395

Basic earnings per share	$0.18	$0.23	$0.55	$0.55

Diluted earnings per share	$0.18	$0.22	$0.53	$0.54

5. Income Taxes

For the nine months ended September 30, 2002 and 2001, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, issued in April 2002, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal year beginning after May 15, 2002.

Landair Corporation

Notes to Condensed Consolidated Financial Statements (continued)

7. Impact of Recently Issued Accounting Standards (continued)

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in June 2002, requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

8. Subsequent Event

On October 11, 2002, the Company received a buy-out proposal from Scott M. Niswonger, the Company’s Chairman of the Board and Chief Executive Officer, and John A Tweed, the Company’s President and Chief Operating Officer. Under the proposal, Messrs. Niswonger and Tweed would acquire all of the outstanding shares of common stock of the Company not already owned by them for $13.00 per share payable in cash.

On October 14, 2002, a Special Committee of the Company’s Board of Directors composed of independent directors was formed to evaluate the proposal. The Special Committee expects to obtain a financial advisor to consider the fairness of the transaction from a financial perspective. The transaction is contingent upon Messrs. Niswonger and Tweed arranging suitable financing. No assurance can be given as to whether any transaction will occur or as to the timing or terms of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

	Three months ended		Nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	32.9	33.7	32.4	33.6
Purchased transportation	23.7	22.8	24.0	24.8
Fuel and fuel taxes	10.7	10.7	10.5	10.6
Depreciation and amortization	9.1	8.9	9.2	8.6
Insurance and claims	2.5	1.9	3.4	2.4
Operating leases	1.4	1.9	1.6	1.7
Other operating expenses	11.5	9.0	10.9	9.3

	91.8	88.9	92.0	91.0

Income from operations	8.2	11.1	8.0	9.0
Other income (expense):
Interest expense	(0.1)	(0.9)	(0.1)	(1.3)
Other, net	0.4	0.4	0.5	0.3

	0.3	(0.5)	0.4	(1.0)

Income before income taxes	8.5	10.6	8.4	8.0
Income taxes	3.2	4.2	3.2	3.2

Net income	5.3%	6.4%	5.2%	4.8%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Operating revenue decreased by $331,000, or 1.3%, to $25.5 million in the third quarter of 2002 from $25.8 million in 2001. This decrease was the result of a decrease in the Company’s overall revenue rate per mile in the third quarter of 2002 compared to the same quarter in 2001, partially offset by higher equipment utilization. The Company’s overall revenue rate per mile was $1.23 in the third quarter of 2001 compared to $1.22 in the third quarter of 2002. The average revenue per tractor per week increased from $2,619 in the third quarter of 2001 to $2,637 in the third quarter of 2002. The average tractors in service, including owner-operators, in both the third quarter of 2002 and 2001 was 720 units.

The operating ratio (operating expenses as a percentage of operating revenue) was 91.8% for the third quarter of 2002 compared to 88.9% for 2001. The increase in the operating ratio in 2002 was primarily a result of higher insurance and claims and other operating expenses offset partially by lower salaries, wages and benefits, and other factors as discussed below.

Salaries, wages and employee benefits were 32.9% of operating revenue in the third quarter of 2002 compared with 33.7% in 2001. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a decrease in the percentage of Company-operated tractors as a percentage of the fleet as a whole including owner-operated tractors. Company-operated tractors represented 71.5% of the fleet in the third quarter of 2002 compared to 75.0% in the third quarter of 2001.

Purchased transportation was 23.7% of operating revenue in the third quarter of 2002 compared to 22.8% in 2001. In the third quarter of 2002, owner-operated tractors averaged approximately 28.5% of the Company’s fleet. In the third quarter of 2001, owner-operated tractors averaged approximately 25.0% of the Company’s fleet.

Fuel and fuel taxes were 10.7% of operating revenue in the third quarter of 2002 compared to 10.7% in 2001. A decrease in the percentage of Company-operated tractors as a percentage of the fleet as a whole, including owner-operator tractors, was offset by a higher cost of fuel, including fuel and mileage taxes, net of fuel surcharge, on a per mile basis in the third quarter of 2002 compared to the same quarter in 2001.

Depreciation and amortization expense as a percentage of operating revenue was 9.1% in the third quarter of 2002 compared to 8.9% in 2001. Depreciation and amortization expense is a relatively fixed cost and did not fluctuate significantly from the third quarter of 2001 compared to the third quarter of 2002. A lower revenue base in the third quarter of 2002 compared to the third quarter of 2001 increased depreciation and amortization expense in the third quarter of 2002 compared to the same quarter in 2001.

Insurance and claims were 2.5% of operating revenue in the third quarter of 2002 compared to 1.9% in 2001. The increase in insurance and claims expense primarily is a result of an unfavorable loss experience during the third quarter of 2002 compared with 2001 coupled with higher premium costs during the same period.

Operating leases were 1.4% of operating revenue in the third quarter of 2002 compared to 1.9% in 2001. In the third quarter of 2001, the Company had a significant number of trailers outstanding under a short-term rental agreement. These trailers were subsequently returned. Consequently, the Company did not incur these short-term rental charges in the third quarter of 2002.

Other operating expenses, a large component of which relates to equipment maintenance, were 11.5% of operating revenue in the third quarter of 2002 compared with 9.0% in 2001. Equipment maintenance costs increased to 4.5% of operating costs in the third quarter of 2002 from 3.7% of operating costs in the third quarter of 2001. Recruiting costs, which are included in other operating expenses, increased from 0.4% of revenue in the third quarter of 2001 to

1.0% of revenue in the third quarter of 2002. Also, in the third quarter of 2001, the Company determined that its allowance for doubtful accounts was in excess of the needed amount by approximately $190,000 and, accordingly, reduced this allowance by a like amount. The reduction in the allowance for doubtful accounts had a positive impact on other operating expenses as a percent of revenue in the third quarter of 2001 of 0.7% of operating revenue.

Interest expense was $27,000, or 0.1% of operating revenue, in the third quarter of 2002 compared with $244,000 or 0.9% in 2001. The decrease was a result of lower average net borrowings during 2002 resulting from the Company’s repayment of a substantial portion of its long-term debt coupled with lower effective interest rates in the third quarter of 2002 compared to the third quarter of 2001.

The combined federal and state effective tax rate for the third quarter of 2002 was 38.0% compared to 40.0% for 2001.

As a result of the foregoing factors, net income decreased by $300,000 from $1.6 million in the third quarter of 2001 to $1.3 million in the third quarter of 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Operating revenue decreased by $4.4 million, or 5.3%, to $77.5 million in the first nine months of 2002 from $81.9 million in 2001. This decrease was the result of a 7.4% decrease in the average tractors in service, including owner-operators, during the first nine months of 2002 compared with the same period in 2001, partially offset by higher equipment utilization. During the first nine months of 2002 and 2001, the average tractors in service were 726 and 784, respectively. The average revenue per tractor per week increased from $2,512 in the first nine months of 2001 to $2,609 in the first nine months of 2002.

The operating ratio (operating expenses as a percentage of operating revenue) was 92.0% for the first nine months of 2002 compared to 91.0% for 2001. The increase in the operating ratio in 2002 was primarily a result of the factors discussed below.

Salaries, wages and employee benefits were 32.4% of operating revenue in the first nine months of 2002 compared to 33.6% in 2001. The decrease in salaries, wages and employee benefits as a percentage of operating revenue resulted from a decrease in the number of non-driver employees the Company employed in the first nine months of 2002 compared to the first nine months of 2001 and lower group health costs during the first nine months of 2002 versus the first nine months of 2001. The Company increased its tractor to non-driver employee ratio from approximately 4.1 to one in the first nine months of 2001 to approximately 4.8 to one in the first nine months of 2002. Group health insurance costs as a percentage of revenue decreased from 2.7% of revenue in the first nine months of 2001 to 1.6% of revenue in the first nine months of 2002. These reductions were partially offset by an increase in the percentage of Company-operated tractors as a percentage of the fleet as a whole including owner-operated tractors. Company-operated tractors represented 72.2% of the fleet in the first nine months of 2002 compared to 70.4% in the first nine months of 2001.

Purchased transportation was 24.0% of operating revenue in the first nine months of 2002 compared to 24.8% in 2001. The decrease in purchased transportation as a percentage of operating revenue in the first nine months of 2002 was primarily attributable to a decrease in the percentage of owner-operated tractors as a percentage of the Company’s overall fleet. In the first nine months of 2002, owner-operated tractors averaged approximately 27.8% of the Company’s fleet. In the first nine months of 2001, owner-operated tractors averaged approximately 29.6% of the Company’s fleet.

Fuel and fuel taxes were 10.5% of operating revenue in the first nine months of 2002 compared to 10.6% in 2001. The decrease in fuel and fuel taxes as a percentage of operating revenue during the first nine months of 2002 was primarily attributable to a decrease in the average price of fuel, net of fuel surcharge, during the first nine months of 2002 compared to the same period in 2001 and was offset by an increase in the percentage of Company-operated tractors compared to owner-operated tractors as previously discussed. Owner-operators are responsible for purchasing their own fuel.

Depreciation and amortization expense as a percentage of operating revenue was 9.2% in the first nine months of 2002 compared to 8.6% in 2001. The increase in depreciation and amortization as a percentage of operating revenue was attributable to the increase in the percent of Company-operated tractors as a percentage of the Company’s overall fleet as previously discussed.

Insurance and claims were 3.4% of operating revenue in the first nine months of 2002 compared with 2.4% in 2001. The increase in insurance and claims expense was primarily a result of an increase in vehicle liability claims during the first nine months of 2002 compared with 2001 coupled with higher insurance premium costs during the 2002 period.

Operating leases were 1.6% of operating revenue in the first nine months of 2002 compared to 1.7% in 2001.

Other operating expenses, a large component of which relates to equipment maintenance, were 10.9% of operating revenue in the first nine months of 2002 compared with 9.3% in 2001. Equipment maintenance costs increased to 4.6% of operating costs in the first nine months of 2002 from 3.6% of operating costs in the first nine months of 2001. Recruiting costs, which are included in other operating expenses, increased from 0.4% of revenue during the first nine months of 2001 to 0.7% of revenue during the first nine months of 2002. The reduction in the allowance for doubtful accounts in the third quarter of 2001, as previously discussed, also had a positive impact on other operating expenses as a percent of revenue in 2001.

Interest expense was $88,000, or 0.1% of operating revenue, in the first nine months of 2002 compared with $1.0 million or 1.3% in 2001. The decrease was a result of lower average net borrowings during 2002 resulting from the Company’s strategy to repay long-term debt coupled with lower effective interest rates in the first nine months of 2002 compared to the first nine months of 2001.

The combined federal and state effective tax rate for the first nine months of 2002 was 38.0% compared to 40.0% for 2001.

As a result of the foregoing factors, net income increased by $79,000 in the first nine months of 2002 compared to the first nine months of 2001.

Liquidity and Sources of Capital

Working capital needs generally have been met with cash flows from operations and borrowings under credit agreements. Net cash provided by operating activities of the Company was $9.1 million for the first nine months of 2002 compared with $14.6 million in the same period of 2001.

Net cash used in investing activities was approximately $5.4 million in the first nine months of 2002 compared with net cash provided by investing activities of approximately $2.2 million in the same period of 2001. Investing activities consisted primarily of the purchase of revenue equipment, net of proceeds from disposal of revenue equipment, during the first nine months of 2002. Investing activities consisted primarily of the proceeds from the disposal of revenue equipment during the third quarter of 2001.

Net cash used in financing activities was $3.7 million in the first nine months of 2002 compared with net cash used in financing activities of $16.8 million in the same period of 2001. Financing activities consisted primarily of the repayment of long-term debt during the first nine months of 2002 and 2001.

The Company has a working capital line of credit facility. Subject to maintenance of financial covenants and ratios, this credit facility permits the Company to borrow up to $15.0 million under the working capital line of credit. Interest rates for advances under the facility vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 0.75% to 1.75% and is secured by accounts receivable and certain revenue equipment. The Company’s working capital line of credit expires on April 30, 2004. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios. As of September 30, 2002, the Company had $784,000 in outstanding borrowings and $3.1 million outstanding letters of credit under the working capital line of credit facility. As of September 30, 2002, the Company had $11.1 million of additional available borrowing capacity under the working capital line of credit.

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

In September 2002, Warehouse Logistics, L.L.C. (“Warehouse”) informed a Special Committee of the Board of Directors that Warehouse was withdrawing its offer to sell to the Company certain assets of Warehouse consisting primarily of service contracts and leasehold interests for $8.0 million payable in cash plus assumption of certain liabilities. The Special Committee evaluating the proposed acquisition of Warehouse was created in February 2002 by the Board of Directors. Warehouse is a company owned by Messrs. Niswonger and Tweed, both of whom are officers, directors and shareholders of the Company.

On October 11, 2002, the Company received a buy-out proposal from Scott M. Niswonger, the Company’s Chairman of the Board and Chief Executive Officer, and John A Tweed, the Company’s President and Chief Operating Officer. Under the proposal, Messrs. Niswonger and Tweed would acquire all of the outstanding shares of common stock of the Company not already owned by them for $13.00 per share payable in cash.

On October 14, 2002, a Special Committee of the Company’s Board of Directors composed of independent directors was formed to evaluate the proposal. The Special Committee expects to obtain a financial advisor to consider the fairness of the transaction from a financial perspective. The transaction is contingent upon Messrs. Niswonger and Tweed arranging suitable financing. No assurance can be given as to whether any transaction will occur or as to the timing or terms of the transaction.

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

Interest Rates

At September 30, 2002 and 2001, the fair value of the Company’s total variable rate debt was estimated to be approximately $3.2 million and $4.5 million, respectively, which approximated carrying value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At these borrowing levels, a hypothetical 10.0% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by a nominal amount in the first nine months of 2002 and 2001. These amounts were determined by considering the impact of the hypothetical interest rate increase on the Company’s borrowing cost at the September 30, 2002 and 2001 borrowing levels.

Commodities

The availability and price of fuel are subject to fluctuations from factors such as seasonality, weather, government programs and policies, and changes in global production. To reduce price sensitivity caused by market fluctuations, the Company from time to time enters into forward purchase contracts. At September 30, 2002 and 2001, the Company had no outstanding commitments to purchase fuel.

The above market risk discussion and the estimated amounts presented are forward-looking statements of market risk based on the assumed occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days of the filing of this report, the principal executive officer and principal financial officer of the Company, under the supervision and with the participation of the Company’s management, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14(c) and have determined that such controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the paragraph above.

Part II. Other Information

Item 1. Legal Proceedings

On October 11, 2002, three complaints were filed against the Company and its Board of Directors in the Circuit Court for Greene County, Tennessee by three alleged shareholders of the Company. These actions were brought individually and as putative class actions on behalf of the public shareholders of the Company other than the defendants and any person or entity related to or affiliated with any of the defendants. The complaints generally allege, among other things, that the defendant directors are breaching their fiduciary duties to the Company’s shareholders in connection with the buy-out proposal from Messrs. Niswonger and Tweed pursuant to which they would acquire all of the outstanding shares of the Company not already owned by them for $13.00 per share. The complaints seek, among other things, preliminary and permanent injunctive relief enjoining the Company from proceeding with the buy-out proposal. The Company believes these lawsuits are entirely without merit.

Additionally, the Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involve claims for personal injury and property damage incurred in connection with the transportation of freight. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(1)	Exhibits — Not applicable

(2)	Reports on Form 8-K — On August 14, 2002, the Company filed a report on Form 8-K with the Commission regarding Section 906 certifications by certain officers. Simultaneously with filing this Form 10-Q, the Company has filed a Form 8-K related to the certification requirements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Landair Corporation

Date: November 1, 2002	By:	/s/ Andrew J. Mantey

Andrew J. Mantey Chief Financial Officer and Senior Vice President

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Scott M. Niswonger, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Landair Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 1, 2002

By:	/s/ Scott M. Niswonger Scott M. Niswonger Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Andrew J. Mantey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Landair Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 1, 2002

By:	/s/ Andrew J. Mantey Andrew J. Mantey Chief Financial Officer, Senior Vice President and Treasurer